Form 10-Q
period 2022-06-30
STARTENGINE CROWDFUNDING, INC.
filed 2022-08-15
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-56415

StartEngine Crowdfunding, Inc.

(Exact Name of Registrant As Specified In Its Charter)

3900 West Alameda Avenue, Suite 1200 Burbank, CA	91505
(Address of Principal Executive Offices)	(ZIP Code)

(800) 317-2200

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities to be registered under Section 12(b) of the Act:

None.

Securities to be registered under Section 12(g) of the Act:

Common Stock, $0.00001 par value

(Title of Class)

Indicate by check mark whether the registrant has (1) filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

 Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 15, 2022, there were 33,086,652 shares of Common Stock, par value $0.00001 per share, of the registrant issued and outstanding.

STARTENGINE CROWDFUNDING, INC.

In this Form 10-Q, the term “StartEngine”, “we”, “us”, “our”, or “the company” refers to StartEngine Crowdfunding, Inc. and our subsidiaries on a consolidated basis. The terms “StartEngine Capital” or “our funding portal” refers to StartEngine Capital LLC, the terms “StartEngine Secure” or “our transfer agent” refer to StartEngine Secure LLC, the terms “StartEngine Primary” or “our broker-dealer” refer to StartEngine Primary LLC, and the term “StartEngine Assets” refers to StartEngine Assets LLC.

THIS FILING MAY CONTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO, AMONG OTHER THINGS, THE COMPANY, ITS BUSINESS PLAN AND STRATEGY, AND ITS INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF, ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY’S MANAGEMENT. WHEN USED IN THE OFFERING MATERIALS, THE WORDS “ESTIMATE,” “PROJECT,” “BELIEVE,” “ANTICIPATE,” “INTEND,” “EXPECT” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH CONSTITUTE FORWARD LOOKING STATEMENTS. THESE STATEMENTS REFLECT MANAGEMENT’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE OR UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER SUCH DATE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

STARTENGINE CROWDFUNDING, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$13,895,429	$21,000,367
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	1,605,652	1,477,887
Other current assets	2,184,310	3,483,129
Total current assets	17,687,247	25,963,239

Property and equipment, net	86,718	57,541
Investments - warrants	1,491,373	1,130,133
Investments - stock	5,287,838	3,923,788
Investments - Collectibles	3,554,227	1,926,394
Investments - Real Estate	2,136,628	2,136,628
Intangible assets	20,000	20,000
Other assets	93,842	50,000
Total assets	$30,357,873	$35,207,722

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$605,725	$573,840
Accrued liabilities	1,768,471	2,607,420
Deferred revenue	2,810,119	4,111,829
Total current liabilities	5,184,315	7,293,089

Total liabilities	5,184,315	7,293,089

Commitments and contingencies

Stockholders' equity:
Series A Preferred Stock, par value $0.00001, 10,350,000 shares authorized, 9,272,044 and 9,272,044 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectfully, liquidation preference of $5,310,409 and $5,310,409 at June 30, 2022 and December 31, 2021, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 4,950,000 shares authorized, 482,104 and 482,211 shares issued and outstanding at June 30, 2022 and 2021, respectively, liquidation preference of $1,414,209 and $1,414,486 at June 30, 2022 and December 31, 2021, respectively.	983,634	983,852
Series Seed Preferred Stock, par value $0.00001, 10,650,000 shares authorized, 10,240,536 and 10,247,938 and shares issued and outstanding at June 30, 2022 and December 31, 2021, respectfully, liquidation preference of $1,707,756 and $1,707,990 at June 30, 2022 and December 31, 2021, respectively.	1,706,756	1,707,990
Common stock, par value $0.00001, 75,000,000 shares authorized, 32,873,120 and 32,865,193 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	330	328
Additional paid-in capital	43,620,387	39,246,724
Subscription Receivable	(974,531)	(367,831)
Noncontrolling interest	(13,251)	(4,127)
Accumulated deficit	(25,436,434)	(18,938,967)
Total stockholders' equity	25,173,558	27,914,633
Total liabilities and stockholders' equity	$30,357,873	$35,207,722

See accompanying notes to unaudited consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$6,587,906	$7,659,640	14,348,712	$13,358,914
	—
Cost of revenues	1,694,339	1,324,040	3,698,884	2,168,073

Gross profit	4,893,567	6,335,600	10,649,828	11,190,841

Operating expenses:
General and administrative	3,921,287	2,429,575	7,284,585	3,990,321
Sales and marketing	3,961,249	1,771,843	7,329,194	3,493,497
Research and development	1,375,719	705,056	2,612,445	1,137,591
Change in fair value of warrants received for fees	—	129,357	—	129,357
Impairment in value of shares received for fees	12,250	314,261	12,250	314,261
Total operating expenses	9,270,505	5,350,092	17,238,474	9,065,027

Operating income (loss)	(4,376,938)	985,508	(6,588,646)	2,125,814

Other expense (income), net:
Other expense (income), net	(71,828)	(40,716)	(131,118)	356
Total other expense (income), net	(71,828)	(40,716)	(131,118)	356

Income (loss) before provision for income taxes	(4,305,110)	1,026,224	(6,457,528)	2,125,458

Provision for income taxes	53,010	32,225	58,184	32,825

Net income (loss)	(4,358,121)	993,999	(6,515,713)	2,092,633
Less: net loss attributable to noncontrolling interest	—	(41,216)	(9,124)	—
Net Income (loss) attributable to stockholders	(4,358,121)	$1,035,216	(6,506,589)	$2,092,633

Weighted average loss per share - basic and diluted	$(0.13)	$0.02	(0.20)	$0.04
Weighted average shares outstanding - basic and diluted	33,086,652	56,819,831	33,086,652	56,819,831

See accompanying notes to unaudited consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Subscription	Accumulated Other	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Comprehensive Loss	Interest	Deficit	Total
Balance at December 31, 2020	9,762,783	$5,566,473	497,439	$1,014,922	10,650,000	$1,775,000	30,508,476	$305	32,526,503	$—	$—	$(40,041)	$(17,872,540)	22,970,621
Sale of common stock	—	—	—	—	—	—	21,580	—	154,970	—	—	—	—	154,970
Offering costs	—	—	—	—	—	—	—	—	(61,530)	—	—	—	—	(61,530)
Stock compensation expense	—	—	—	—	—	—	—	—	100,017	—	—	—	—	100,017
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	8,979	(8,979)	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	1,057,417	1,057,417
Balance at March 31, 2021	9,762,783	5,566,473	497,439	1,014,922	10,650,000	1,775,000	30,530,056	305	32,719,960	—	—	(31,063)	(16,824,102)	24,221,495
Sale of common stock	—	—	—	—	—	—	71,516	1	228,058	—	—	—	—	228,059
Offering costs	—	—	—	—	—	—	—	—	(176,893)	—	—	—	—	(176,893)
Exercise of stock options	—	—	—	—	—	—	30,000	—	6,715	—	—	—	—	6,715
Stock compensation expense	—	—	—	—	—	—	—	—	100,017	—	—	—	—	100,017
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(41,217)	11,500	(29,717)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	1,035,216	1,035,216
Balance at June 30, 2021	9,762,783	5,566,473	497,439	1,014,922	10,650,000	1,775,000	30,631,572	306	32,877,857	—	—	(72,279)	(15,777,386)	25,384,892

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Subscription	Accumulated Other	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Comprehensive Loss	Interest	Deficit	Total
Balance at December 31, 2021	9,272,044	5,286,667	482,211	983,852	10,247,938	1,707,990	32,865,193	328	39,246,724	(367,831)	—	(4,127)	(18,938,969)	27,914,633
Exercise of stock options	—	—	—	—	—	—	7,927	—	18,521	—	—	—	—	18,521
Stock compensation expense	—	—	—	—	—	—	—	—	1,979,475	—	—	—	—	1,979,475
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(9,124)	9,124	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,148,468)	(2,148,468)
Balance at March 31, 2022	9,272,044	5,286,667	482,211	983,852	10,247,938	1,707,990	32,873,120	328	41,244,720	(367,831)	—	(13,251)	(21,078,313)	27,764,162
Sale of common stock	—	—	—	—	—	—	206,023	2	3,709,805	(606,700)	—	—	—	3,103,107
Offering costs	—	—	—	—	—	—	—	—	(3,456,142)	—	—	—	—	(3,456,142)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion to Common Stock	—	—	(107)	(218)	(7,402)	(1,234)	7,509	—	1,452	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	2,120,552	—	—	—	—	2,120,552
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,358,121)	(4,358,121)
Balance at June 30, 2022	9,272,044	5,286,667	482,104	983,634	10,240,536	1,706,756	33,086,652	330	43,620,387	(974,531)	—	(13,251)	(25,436,434)	25,173,558

See accompanying notes to unaudited consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net Income (loss)	$(6,506,589)	$2,092,633
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,545	1,705
Bad debt expense	94,983	—
Fair value of warrants received for fees	(361,240)	—
Fair value of investments - other received for fees	(1,376,298)	(952,186)
Change in fair value of warrant investments	—	129,357
Impairment of investments - other received for fees	12,250	314,261
Stock-based compensation	4,100,027	200,034
Changes in operating assets and liabilities:
Accounts receivable	(222,748)	(365,635)
Other current assets	1,254,977	(2,092,060)
Accounts payable	31,885	162,555
Accrued liabilities	(838,949)	1,601,622
Deferred revenue	(1,301,710)	2,245,074
Net cash (used in) provided by operating activities	(5,106,867)	3,337,360

Cash flows from investing activities:
Investments - Marketable Securities	—	15,687
Investments - Collectibles	(1,627,833)	—
Investments - Real Estate	—	—
Purchase of Intangible Assets	—	—
Purchase of property and equipment	(35,723)	(12,614)
Net cash (used in) provided by investing activities	(1,663,556)	3,073

Cash flows from financing activities:
Proceeds from sale of common stock	3,709,807	383,028
Subscription Receivable	(606,700)	—
Offering costs	(3,456,142)	(238,423)
Proceeds from exercise of employee stock options	18,521	6,715
Non-Controlling Interest	—	(32,238)
Net cash provided by financing activities	(334,514)	119,082

(Decrease) increase in cash and restricted cash	(7,104,938)	3,459,515
Cash and restricted cash, beginning of period	21,000,367	18,539,383
Cash and restricted cash, end of period	$13,895,429	$21,998,898

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$58,184	$600

See accompanying notes to unaudited consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

StartEngine Crowdfunding, Inc. was formed on March 19, 2014 (“Inception”) in the State of Delaware. The Company was originally incorporated as StartEngine Crowdsourcing, Inc. and changed to the current name on May 8, 2014. The consolidated financial statements of StartEngine Crowdfunding, Inc. (the "Company" are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s headquarters are located in Burbank, California.

The Company aims to revolutionize the startup financing model by helping both accredited and non-accredited investors invest in private companies on a public platform. StartEngine Crowdfunding Inc. has wholly-owned subsidiaries, StartEngine Capital LLC, StartEngine Secure LLC, StartEngine Assets LLC and StartEngine Primary LLC. StartEngine Capital LLC is a funding portal registered with the US Securities and Exchange Commission (SEC) and a member of the Financial Industry Regulatory Authority (FINRA), StartEngine Secure LLC is a transfer agent registered with the SEC. StartEngine Assets LLC was formed in 2020 to buy, hold and manage assets in various asset classes such as real estate, automobiles, luxury goods and royalty-producing intangible assets. StartEngine Primary LLC was formed in October 2017 and received approval to operate as a registered broker-dealer in July 2019. On April 16, 2020, StartEngine Primary LLC received approval to operate as an alternative trading system. The Company’s mission is to empower thousands of companies to raise capital and create significant amounts of jobs over the coming years.

Stock Split

On July 7, 2021, StartEngine Crowdfunding Inc. split its designated “Common Stock” and “Preferred Stock” on a 3 for 1 basis. The total number of shares of Common Stock that the Company is authorized to issue was increased to 75,000,000 shares after the split. The total number of shares of Preferred Stock that the Company is authorized to issue was increased to 25,950,000 after the split. Accordingly, all share and per share amounts for all periods presented in the consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split.

Management Plans

The Company’s revenue producing activities commenced in 2015 with the approved start of Title IV of the JOBS Act, which created new rules for Regulation A, and increased since then with the start of Regulation Crowdfunding under Title III of the JOBS Act. Because this is a relatively new industry, there is a level of uncertainty about how fast the volume of activity will increase and how future regulatory requirements may change the landscape. Because there is a level of uncertainty and because we are still in the early stages of these new regulations, the Company is expected to incur losses until such time that the volume of Regulation A and Regulation Crowdfunding campaigns and the investments in those campaigns is sufficient for revenues derived from those campaigns to cover its costs. These factors could indicate substantial doubt about the Company’s ability to continue as a going concern.

The Company has cash and cash equivalents of approximately $16 million, which its managements believes will cover losses for the foreseeable future. The Company’s management believes that any substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. The consolidated financial statements include the accounts of StartEngine Crowdfunding, Inc., its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of StartEngine Crowdfunding, Inc.’s wholly-owned subsidiaries, StartEngine Capital LLC, StartEngine Secure LLC, and StartEngine Primary LLC and StartEngine Assets LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amount of expenses during the reporting periods. Significant estimates include the value of marketable securities, the value of stock and warrants received as compensation and collectability of accounts receivable. Actual results could materially differ from these estimates. It is reasonably possible that changes in estimates will occur in the near term.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

Level 1- Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2- Include other inputs that are directly or indirectly observable in the marketplace.

Level 3- Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

Level 1

Investments: Marketable securities are made up of mutual funds and shares of common stock that are valued based on quoted prices in active markets.

Level 2

Investments - warrants (public portfolio): Fair value measurements of warrants of publicly traded portfolio companies are valued based on the Black-Scholes option pricing model. The model uses the price of publicly traded companies (underlying stock price), stated strike prices, warrant expiration dates, the risk-free interest rate and market-observable volatility assumptions based on comparable public company.

Level 3

Investments – stock: The fair value of investments in stock of private companies is based on the cost method, less adjustments for impairment. The initial fair value is based on the cash selling price of the stock sold to third parties. In determining if impairment is present the Company may consider a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, market conditions, values for comparable securities, the current and projected operating performance if known, and/or exit strategies and financing transactions subsequent to the acquisition of the investment. The significant unobservable inputs used in the fair value measurement include the information about each portfolio company, including actual and forecasted results, cash position, recent or planned transactions and market comparable companies.

Investments - warrants (private portfolio): Fair value measurements of warrants of private portfolio companies are priced based on a modified Black-Scholes option pricing model to estimate the asset value by using stated strike prices, warrant expiration dates modified to account for estimates to actual life relative to stated expiration, risk-free interest rates, and volatility assumptions based on comparable public companies. Option volatility assumptions used in the modified Black-Scholes model are based on public companies who operate in similar industries as companies in our private company portfolio. For these warrants, the fair value of the underlying stock is an unobservable input consistent with Investment - stocks noted above. Certain adjustments may be applied as determined appropriate by management for lack of liquidity.

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$13,895,429	$—	$—	$13,895,429
Marketable securities	—	1,856	—	1,856
Investments - stock	—	—	5,287,838	5,287,838
Investments - warrants	—	—	1,491,373	1,491,373
	$13,895,429	$1,856	$6,779,211	$20,676,496

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$21,000,367	$—	$—	$21,000,367
Marketable securities	—	1,856	—	1,856
Investments - stock	—	—	3,923,788	3,923,788
Investments - warrants	—	—	1,130,132	1,130,132
	$21,000,367	$1,856	$5,053,920	$26,056,143

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the six-months ended June 30, 2022 and 2021 as it relates to Investments - warrants:

Investments-
Warrants
Fair value at December 31, 2021	1,088,067
Receipt of warrants	403,306
Change in fair value of warrants	—
Fair value at June 30, 2022	$1,491,373

Investments-
Warrants
Fair value at December 31, 2020	431,190
Receipt of warrants	—
Change in fair value of warrants	(129,357)
Fair value at June 30, 2021	$301,833

The following range of variables were used in valuing Level 3 warrant assets during the six-months ended June 30, 2022 and 2021:

	2022	2021
Expected life (years)	1 - 2.5	1 - 2.5
Risk-free interest rate	0.1% - 0.9%	0.1% - 0.9%
Expected volatility	30% - 225%	30% - 225%
Annual dividend yield	0%	0%
Underlying share values	$0.30 – 100.00	$0.30 – 100.00
Strike Prices	$0.30 – 100.00	$0.30 – 100.00

The following table presents additional information about transfers in and out of Level 3 assets for the six-months ended June 30, 2022 and 2021, as it relates to Investments - stock:

Investments-
Stock
Fair value at December 31, 2021	3.962.886
Receipt of stock	1,337,202
Change in fair value of Stock	(12,250)
Fair value at June 30, 2022	$5,287,838

Investments-
Stock
Fair value at December 31, 2020	1,047,537
Receipt of stock	952,186
Change in fair value of Stock	(314,261)
Fair value at June 30, 2021	$1,685,462

For both Investments – Stock and Investments – Warrants, the primary and most significant unobservable input relates to the underlying share value of the issuers for which we receive stock or warrants. In all cases, there were sales of the stock to the public through Regulation Crowdfunding, Regulation A, or a Regulation D funding mechanism, but such sales are often not to the level that an active market existed or exists. After the sales, such shares are often illiquid, and a change in valuation is often difficult to determine due to the lack of information available. Information regarding these unobservable inputs could correspondingly change the value of these assets.

For warrants, the Company also adjusts the expected life of certain warrants to account for potential liquidation events, as well as doubts regarding the ability for the issuer companies to continue as a going concern. We may apply marketability discounts to private company warrants to account for a general lack of liquidity of 20% due to the private nature of the associated underlying company. The quantitative measure used is based upon various models. Significant judgment is required by Management in selecting unobservable able inputs, and accordingly a change in the assumptions used for the valuation could cause the value to be significantly different. In general, increases in underlying share prices, expected life and volatility, increase the value of the warrants, whereas decreases would reduce the value.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance for doubtful accounts as of June 30, 2022 and December 31, 2021 was $252,232 and $347,216, respectively. Bad debt expense for the six-months ended June 30, 2022 and 2021 was $94,983 and $0, respectively.

As of June 30, 2022 the company had accounts receivable over 90 days totaling $421,538.

Investment Securities

Marketable Securities

Our marketable securities consist of mutual funds and common stock equities that are tradable in an active market. Unrealized gains and losses on available-for-sale securities, net of applicable taxes, are reported as a component of other income, net in the accompanying consolidated statements of operations.

Non-Marketable and Other Securities

Non-marketable and other securities include investments in non-public equities. Our accounting for investments in non-marketable and other securities depends on several factors, including the level of ownership, power to control and the legal structure of the subsidiary making the investment. As further described below, we base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, and (iii) cost method accounting.

Investments – Warrant Assets

In connection with negotiated platform fee agreements, we may obtain warrants giving us the right to acquire stock in companies undergoing Regulation A offerings. We hold these assets for prospective investment gains. We do not use them to hedge any economic risks nor do we use other derivative instruments to hedge economic risks stemming from these warrants.

We account for warrants in certain private and public (or publicly traded under the provisions of Regulation A) client companies as derivatives when they contain net settlement terms and other qualifying criteria under ASC 815, Derivatives and Hedging. In general, the warrants entitle us to buy a specific number of shares of stock at a specific price within a specific time period. Certain warrants contain contingent provisions, which adjust the underlying number of shares or purchase price upon the occurrence of certain future events. Our warrant agreements typically contain net share settlement provisions, which permit us to receive at exercise a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise). These warrants are recorded at fair value and are classified as Investments - warrants on our consolidated balance sheet at the time they are obtained, and remeasured each reporting period.

The grant date fair values of warrants received in connection with services performed are deemed to be revenue and recognized upon receipt.

Any changes in fair value from the grant date fair value of warrants will be recognized as increases or decreases to investments on our consolidated balance sheets and as a component of operating expenses on our consolidated statements of operations.

In the event of an exercise for shares, the basis or value in the securities is reclassified from Investment - warrants to marketable securities or non-marketable securities, as described below, on the consolidated balance sheet on the latter of the exercise date or corporate action date. The shares in public companies, or companies that trade over-the-counter as allowed by Regulation A, are classified as marketable securities (provided they do not have a significant restriction from sale). The shares in private companies without an active trading market are classified as non-marketable securities.

The fair value of the warrants portfolio is a critical accounting estimate and is reviewed each reporting period. We value our warrants using a modified Black-Scholes option pricing model, which incorporates the following significant inputs, in addition to certain adjustments for general lack of liquidity:

•	An underlying asset value, which is estimated based on current information available in valuation reports, including any information regarding subsequent rounds of funding or performance of a company.
•	Stated strike price, which can be adjusted for certain warrants upon the occurrence of subsequent funding rounds or other future events.

•

Price volatility or risk associated with possible changes in the warrant price. The volatility assumption is based on historical price volatility of publicly traded companies within indices or companies similar in nature to the underlying client companies issuing the warrant.

•	The expected remaining life of the warrants in each financial reporting period.
•

The risk-free interest rate is derived from the Treasury yield curve and is calculated based on the risk-free interest rates that correspond closest to the expected remaining life of the warrant on the date of assessment.

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, and (iii) cost method accounting. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, less adjustments for impairment in accordance with ASC 321-10-35-2. During the six-months ended June 30, 2022 and 2021, the Company received stock with a cost of $1,376,298 and $952,186, respectively, as payment for fees. During the six-months ended June 30, 2022 and 2021, impairment expense related to shares received amounted to $12,250 and $314,261, respectively.

Investments – Collectibles

The Company, through its subsidiary, purchases collectibles including art, wine, memorabilia, and other collectible assets, and are recorded at cost. The cost of the underlying asset includes the purchase price, including any deposits for the underlying asset and acquisition expenses, which include all fees, costs and expenses incurred in connection with the evaluation, discovery, investigation, development and acquisition of the underlying assets.

The Company treats the underlying assets as long-lived assets, and the underlying assets will be subject to an annual test for impairment and will not be depreciated or amortized. These long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The underlying assets are purchased by our subsidiary, StartEngine Assets, LLC, (the “Administrative Manager”) and sold to our Series LLC subsidiary collectible funds for cash or a promissory note. The Series uses the proceeds of the offering to pay off the note. Acquisition expenses are typically paid for in advance by the Administrative Manager and are reimbursed by the Series from the proceeds of the offering in accordance with the offering circular. All such transactions are eliminated in consolidation.

The below is a breakdown of the types of collectibles and their value held as of June 30, 2022:

	Period Ended June 30,	Period Ended December 31,
	2022	2021
Wine	$414,155	$208,123
Trading Cards	916,333	939,271
Artwork	1,574,718	779,000
Comic Books	464,026	—
NFT	47,868	—
Watches	137,128	—

Total collectibles	$3,554,227	$1,926,394

Crypto Assets

The Company holds crypto-denominated assets (“crypto assets”), which are included as other current assets in the balance sheets. As of June 30, 2022 and December 31, 2021, cryptocurrencies were $18,842 and $0, which included one bitcoin and is recorded at cost less impairment.

Investments – Real Estate

Investments in real estate are stated at cost less accumulated depreciation and presented separately from Property and Equipment used for internal operating purposes. Real Estate purchased for investment includes the cost of the purchased property, including the building, related land. The Company allocates certain capitalized title fees and relevant acquisition expenses to the capitalized costs of the building. All capitalized property costs, except for the value attributable to the land, are depreciated using the straight-line method over the estimated useful life of 27.5-39 years depending on the use of the building. Additions and property improvements in excess of $5,000 are capitalized and depreciated using the straight-line method over the estimated useful lives of 5-7 years, while routine repairs and maintenance are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations.

StartEngine has invested $2,136,628 into one residential apartment building in California as of June 30, 2022.

Noncontrolling Interest

The Company presents third party minority interests in subsidiaries in accordance with ASC 810, Consolidation. Under that topic, such minority interests are presented on the Company’s balance sheet within the equity section as noncontrolling interest.

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs of $3,456,142 and $3,456,142 and $176,893 and $238,423 were charged to stockholders’ equity during the three and six-months ended June 30, 2022 and 2021, respectively.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. ASC 606 contains a framework for analyzing potential revenue transactions by identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the Company satisfies a performance obligation.

The Company recognizes revenues from Regulation A and Regulation D platform fees at an agreed-upon rate. In 2021 the rate was a percentage of the capital raised. Platform fees are paid to the Company from customers’ escrow accounts. For certain Regulation A offerings, the Company earns a portion of its platform fees in warrants or shares. The grant date fair values of shares and warrants received are recognized as revenue when earned. The Company’s performance obligations are satisfied as services are rendered through the duration of the campaign.

Revenues from Regulation Crowdfunding platform fees are recognized at an agreed-upon rate based on the amount invested in an offering. Platform fees are due upon the disbursement of funds from escrow and are paid to the Company from customers’ escrow accounts. The Company’s performance obligations are satisfied as services are rendered through the duration of the campaign.

The Company provides marketing services branded under the name “StartEngine Premium.”. The Company invoices for these services upon an issuer launching a campaign. If the campaign fails to launch, no amounts are due.

The Company provides transfer agent services branded under the name “StartEngine Secure” through its registered transfer agent subsidiary, StartEngine Secure, LLC. The company enters into an agreement with issuers for an annual term that commences from the date the issuers Regulation Crowdfunding or Regulation A offering launches. The transfer agent services represent a single performance obligation and is deferred over 12 months which is the period over which the Company’s performance obligations are to be satisfied. Fees for transfer agent services are charged based on a per investor basis, subject to certain maximums. The Company, may also invoice customers for ancillary services such as but not limited to: recording of stock splits, change of address, or other services. These services are provided and earned at a point-in-time based on defined amounts in the agreement. Payment for StartEngine Secure services are generally paid via customers’ escrow account, in full, during the initial year and billed to the client for cash payment for subsequent years if the customer does not have a follow-on offering or to the extent amounts in escrow are not sufficient. There are no significant judgments related to this revenue stream.

The Company previously offered campaign advertising services branded under the name “StartEngine Promote.” Under these services, we assist issuer campaigns through creating, designing, purchasing and organizing media across digital marketing channels. Promote services represent a single performance obligation. The term of the services commences upon the agreement being signed and through the closing of the related campaign. The revenues are earned based on a percentage of additional investments attributable to the campaign advertising services, and invoiced monthly to the issuer throughout the campaign. The company may also earn a commission on placing television advertisements on behalf of the issuer. StartEngine Promote fees are charged to the issuers and are paid to the Company from customers’ escrow accounts. The Company’s performance obligations are satisfied as services are rendered. There are no significant judgments related to this revenue stream. The Company has ceased conducting these services in 2022.

The company provides services to investors branded the StartEngine OWNers bonus program. The general public can become members of the StartEngine OWNers bonus program on StartEngine’s website for $275 per year. The OWNers Bonus entitles members to 10% bonus shares on all investments they make in offerings on StartEngine where the issuer chooses to participate in the program.  Issuers using our broker-dealer and funding portal services can choose to participate in our OWNers bonus program with respect to the offerings they are making under Regulation A or Regulation CF. Those issuers will grant bonus shares in their offerings to members of the StartEngine OWNers bonus program. The bonus shares are included in the offering statements filed with the SEC, and therefore offered and sold in reliance on Regulation A or Regulation CF, respectively. The OWNers program provides member priority access to certain collectibles being offered through one of our subsidiary Series LLC offerings, notification of new bonus eligible launches and the ability to move to the front of the line on investment waitlists, and lower trading fees on StartEngine Secondary. The Company recognizes the revenue associated with memberships over 12 months, which is the term of the membership. There are no significant judgments related to this revenue stream. Such revenues are included in Other service revenues noted below.

The Company hosts periodic events, such as summits, and recognizes revenues from ticket sales and sponsorships. Payments from event attendees and event sponsors received prior to each event are deferred and recognized in revenue once the event occurs.

The Company also provides other ancillary bundled professional services, which are recognized as such services are rendered.

In all instances, as a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

The Company’s contracts with customers generally have a term of one year or less. As of June 30, 2022 and 2021, the Company had deferred revenue of $2,810,119 and $3,002,824, respectively, related to performance obligations yet to be fulfilled. The Company had no other customer contract assets.

During the three and six-months ended June 30, 2022 and 2021, revenue was made up of the following categories associated with the above described services:

	Three-Months	Six-Months	Three-Months	Six-Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2022	2022	2021	2021
Regulation Crowdfunding platform fees	$2,949,197	$5,654,776	$3,907,784	$6,938,893
Regulation A commissions	1,343,192	3,908,653	1,848,667	3,575,336
StartEngine Premium	582,500	1,182,499	372,500	742,500
StartEngine Secure	370,452	550,880	166,806	313,427
StartEngine Promote	—	—	118,447	227,045
OWNers Bonus revenue	1,207,461	2,573,414	642,320	923,836
Other service revenue	135,105	478,490	603,115	637,877

Total revenues	$6,587,906	$14,348,712	$7,659,640	$13,358,914

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, and certain software subscription fees that are required to provide services to our issuers.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to our website and future product offerings, email and other tools that are utilized for client related services and outreach. During the three and six-months ended June 30, 2022 and 2021, research and development costs were $1,375,719 and $2,612,445 and $705,056 and $1,137,591, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services. The company recognized a significant increase in Stock-Based Compensation year over year as both the fair value grant and the employee count increased, further increasing the options granted.

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the six-months ended June 30, 2022 as the effects would be anti-dilutive. See Note 6 for outstanding stock-options as of June 30, 2022. The weighted average shares outstanding – diluted is calculated as follows for the period ended June 30, 2021:

June 30,
2021
Weighted average shares outstanding - basic	30,570,024
Preferred shares	20,910,222
Stock options	5,339,585
Weighted average shares outstanding - diluted	56,819,831

Concentration of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be credit worthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits.

At times, the Company may have certain vendors or customers that make up over 10% of the balance at any given time. However, the Company is not dependent on any single or group of vendors or customers, and accordingly, the loss of any such vendors or customers would not have a significant impact on the Company’s operations.

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in the ASC. There have been a number of ASUs to date that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our consolidated financial statements.

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Marketable Securities

Marketable securities consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Common stock	$1,856	$1,856
	$1,856	$1,856

There was no realized or unrealized gains or losses during the six months ended June 30, 2022 and 2021.

Investments – Warrant Assets

Equity warrants, as described in Note 2, are equity warrants received for services provided. The warrants are valued on the date they are earned in accordance with revenue recognition criteria and again at each reporting date.

Investments – Stock

Investments - stock, as described in Note 2, consist of shares the Company holds in various companies that launched on its platform received in exchange for services provided. The shares are recorded at cost less any impairment.

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Computer equipment	$114,959	$72,358
Software	3,753	3,753
Total property and equipment	118,712	76,111
Accumulated depreciation	(31,994)	(18,571)
	$86,718	$57,540

Depreciation expense for the six-months ended June 30, 2022 and 2021 was $6,545 and $1,705, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2022, the Company has authorized the issuance of 25,950,000 shares of our preferred stock with par value of $0.00001. Of these authorized shares, 10,350,000 are designated as Series A, 4,950,000 are designated as Series T, and 10,650,000 are designated as Series Seed.

Series A Preferred Stock

The Series A has liquidation priority over the Series Seed and common stock. In the event of the liquidation, dissolution or winding up of the Company, the Series A shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, before any payment is made to Series Seed or common stock, liquidation distributions, which will be paid ratably with the Series T in proportion to its respective liquidation preference. Holders of Series A will receive an amount equal to $0.5727 per share, as adjusted, plus all declared and unpaid dividends thereon to the date fixed for such distribution. If upon such event the assets of the Company legally available for distribution are insufficient to permit payment of the full preferential amount, the entire assets available for distribution to stockholders shall be distributed to the holders of the Series A and Series T ratably in proportion to the full preferential amounts for which they are entitled. The Series A votes on an as-converted basis. The Series A is convertible by the holder at any time after issuance at the conversion price, which equates to a one-to-one basis for common stock. The Series A is automatically convertible into common stock upon the earlier of 1) the vote or written consent of at least a majority of the voting power represented by the then outstanding shares of preferred stock or 2) the closing of a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, coverts the offer and sale of common stock at an offering price of not less than $2.86 per share, as adjusted, with aggregate gross proceeds to the Company of not less than $15,000,000. In addition, the Series A has various anti-dilution provisions which take into account future sales and issuances of common stock and other dilutive instruments.

Series T Preferred Stock

The Series T have liquidation priority over the Series Seed and common stock. In the event of the liquidation, dissolution or winding up of the Company, the Series T shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, before any payment is made to Series Seed or common stock, liquidation distributions, which will be paid ratably with the Series A in proportion to its respective liquidation preference. Holders of Series T will receive an amount equal to $2.93 per share, as adjusted, plus all declared and unpaid dividends thereon to the date fixed for such distribution. If upon such event the assets of the Company legally available for distribution are insufficient to permit payment of the full preferential amount, the entire assets available for distribution to stockholders shall be distributed to the holders of the Series A and Series T ratably in proportion to the full preferential amounts for which they are entitled. The Series T votes on an as-converted basis. The Series T is convertible by the holder at any time after issuance at the conversion price, which equates to a one-to-one basis for common stock. The Series T is automatically convertible into common stock upon the earlier of 1) the vote or written consent of at least a majority of the voting power represented by the then outstanding shares of preferred stock or 2) the closing of a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, coverts the offer and sale of common stock at an offering price of not less than $2.93 per share, as adjusted, with aggregate gross proceeds to the Company of not less than $15,000,000. In addition, the Series T has various anti-dilution provisions which take into account future sales and issuances of common stock and other dilutive instruments.

Series Seed Preferred stock

The Series Seed have liquidation priority over the common stock. In the event of the liquidation, dissolution or winding up of the Company, the Series Seed shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, after any payment made to Series A and Series T, but before any payment is made to the Company’s common stock, an amount equal to $0.1667 per share, as adjusted, plus all declared and unpaid dividends thereon to the date fixed for such distribution. If upon such event the assets of the Company legally available for distribution are insufficient to permit payment of the full preferential amount, the entire assets available for distribution to stockholders shall be distributed to the holders of Series A and Series T first, then ratably in proportion to the full preferential amounts for which they are entitled to the Series Seed. The Series Seed votes on an as-converted basis. The Series Seed is convertible by the holder at any time after issuance at the conversion price, which equates to a one-to-one basis for common stock. The Series Seed is automatically converted into common stock upon the earlier of 1) the vote or written consent of at least a majority of the voting power represented by the then outstanding shares of preferred stock or 2) the closing of a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, converts the offer and sale of common stock at an offering price of not less than $2.86 per share, as adjusted, with aggregate gross proceeds to the Company of not less than $15,000,000. In addition, the Series Seed has various anti-dilution provisions which take into account future sales and issuances of common stock and other dilutive instruments.

Common Stock

As of June 30, 2022 we had authorized the issuance of 25,000,000 shares of our common stock with par value of $0.00001. As described in Note 1, concurrently with a stock split, we increased the authorized shares of common stock to 75,000,000.

During the six-months period ended June 30, 2022, the Company sold 206,023 shares of common stock through its Regulation A offering for gross proceeds of $3,709,807 offset by subscription receivables of $606,700 and incurred offering costs of $3,456,142.

During the six-months period ended June 30, 2021, the Company sold 93,096 shares of common stock through its Regulation A offering for gross proceeds of $383,029 and incurred offering costs of $238,423.

Stock Options

In 2015, our Board of Directors adopted the StartEngine Crowdfunding, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of equity awards to employees, and consultants, including stock options, stock purchase rights and restricted stock units to purchase shares of our common stock. Up to 7,590,000 shares of our common stock may be issued pursuant to awards granted under the 2015 Plan. The 2015 Plan is administered by our Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.

The Company valued options granted under the 2015 Plan under ASC 718 using the Black-Scholes pricing model. The granted options in 2022 and 2021 have exercise prices ranging from $25.00 to $4.33, generally vest over four years and expire in ten years. The stock options granted during the six months ended June 30, 2022 and 2021 were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

	2022	2021
Expected life (years)	7	7
Risk-free interest rate	0.72% - 3.22%	0.5% - 1.8%
Expected volatility	57.8%	57.8%
Annual dividend yield	0%	0%

The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the Company’s employee stock options.

The expected term of employee stock options is calculated using the simplified method which takes into consideration the contractual life and vesting terms of the options.

The Company determined the expected volatility assumption for options granted using the historical volatility of comparable public company’s common stock. The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future stock option grants, until such time that the Company’s common stock has enough market history to use historical volatility.

The dividend yield assumption for options granted is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

The Company currently recognizes option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeiture rates.

A summary of the Company’s stock option activity and related information is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)
Outstanding at March 31, 2022	8,174,406	$4.10	6.89
Granted	50,000	$25.00	10.00
Exercised	0	0
Forfeited/cancelled	(167,000)	13.50
Outstanding at June 30, 2022	8,057,406	$4.03	6.89
Vested and expected to vest at June 30, 2022	8,057,406	$4.03	6.89
Exercisable at June 30, 2022	4,402,657	$1.41	6.51

The weighted average grant date fair values of options granted during the period ended June 30, 2022 and 2021 were $14.00 and $4.33 per option, respectively. The Company’s fair market value is based on the offering price in its Regulation A offerings at the time of grant. During the period ended June 30, 2022 and 2021, employees exercised their vested options to purchase 7,927 and 0 shares of common stock, and the Company received aggregate exercise proceeds of $18,521 and $0, respectively. The intrinsic value of the options exercised was $107,015 and $0 during the six-months ended June 30, 2022 and 2021, respectively.

Stock option expense for the periods ended June 30, 2022 and 2021 was $4,100,027 and $200,034, respectively, and are included within the consolidated statements of operations as follows:

	2022	2021
Cost of revenues	$1,153,244	$20,162
General and administrative	710,459	49,038
Sales and marketing	1,888,540	113,742
Research and development	347,784	17,092
Total	$4,100,027	$200,034

At June 30, 2022, the total compensation cost related to nonvested awards not yet recognized was approximately $22,374,490 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 2.95 years.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after March 31, 2022 through August 15, 2022. There have been no other events or transactions during this time which would have a material effect on these consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2021 included in our most recent amendment to our Registration Statement on Form 10. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss certain factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q.

Our Company

StartEngine Crowdfunding, Inc. was incorporated on March 19, 2014 in the State of Delaware. The company was originally incorporated as StartEngine Crowdsourcing, Inc., but changed to the current name on May 8, 2014. The company’s revenue-producing activities commenced in 2015 with the effectiveness of the amendments to Regulation A under the Securities Act adopted in response to Title IV of the JOBS Act. Operations expanded in 2016, as Regulation Crowdfunding, adopted in response to Title III of the JOBS Act, went into effect. On June 10, 2019, our subsidiary, StartEngine Primary LLC, was approved for membership as a broker-dealer with FINRA.

Business and Trends

For Regulation A offerings, our broker-dealer subsidiary is permitted to charge commissions to the companies that raise funds on our platform. Regulation A offerings are subject to a commission ranging between 4% and 7% and usually include warrants to purchase shares of the company or the securities that are the subject of the offering. The amount of commission is based on the risks and other factors associated with the offering. Since StartEngine Primary became a broker-dealer, we have also been permitted to charge commissions on Regulation D offerings hosted on our platform. We received a minimal amount of revenues from services related to Regulation D offerings in the periods under discussion. In Regulation Crowdfunding offerings, our funding portal subsidiary is permitted to charge commissions to the companies that raise funds on our platform. We typically charge 6% to 10% for Regulation Crowdfunding offerings on our platform. In addition, we charge additional fees to allow investors to use credit cards. We also generate revenue from services, which include a consulting package called StartEngine Premium priced at $10,000 to help companies who raise capital with Regulation Crowdfunding, digital advertising services branded under the name StartEngine Promote for an additional fee, as well as transfer agent services marketed as StartEngine Secure. The Company discontinued the digital advertising service of StartEngine Promote as of January 1, 2022. We additionally charge a $1,000 fee for certain amendments we file on behalf of companies raising capital under Regulation Crowdfunding as well as fees to run the required bad actor checks for companies utilizing our services. The company also receives revenues from other programs such as the StartEngine OWNers bonus program and StartEngine Secondary. In October 2020, we started selling annual memberships of the StartEngine OWNers bonus program for $275 per year. We launched StartEngine Secondary on May 18, 2020 and generate revenues by charging trade commissions to the sellers of the shares. To date, StartEngine Secondary has a limited operating history. In the first half of 2021, the company itself was the only one quoted on this platform. Additional companies were quoted on the platform beginning in August 2021.

Trend Information

We are operating in a relatively new industry and there is a level of uncertainty about how fast the volume of activity will increase and how future regulatory requirements may change the landscape. We continue to innovate and introducing new products to include in our current mix as well as continuing to improve our current services such as providing liquidity for our investors and issuers.

As we are a financial services company, our business, results of operations, and reputation are directly affected by elements beyond our control, such as economic and political conditions including unemployment rates, inflation and tax and interest rates, financial market volatility (such as we experienced during the COVID-19 pandemic), broad trends in business and finance, and changes in the markets in which such transactions occur (such as the bear markets that developed for equities in the second quarter of 2022), we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions.

On June 10, 2019, our subsidiary, StartEngine Primary LLC, was approved for membership as a broker-dealer with FINRA. During 2021, we experienced increased costs for payroll and training that will increase relative to our revenue. We anticipate that this trend will continue into 2022. In addition, in April 2020 we received approval to operate an ATS. StartEngine Primary launched its ATS, branded as “StartEngine Secondary” on May 18, 2020. As of December 31, 2021, four additional issuers were quoted on the platform. Currently, for StartEngine Secondary, we generate revenues by charging trade commissions to the sellers of the shares and we intend to generate revenues by charging initial and annual quotation fees. We expect increased costs due to technology and operations related to the operation of our ATS. We anticipate operating the ATS will initially increase our overall expenses by $50,000 per month. Further, we anticipate receiving increased revenue related to offerings under Regulation A.

In June 2022, we became a reporting company as a reporting company, we anticipate higher internal costs related to the increased administrative burden as well as higher professional fees.

We additionally anticipate having to engage and train additional compliance personnel, to better ensure continued compliance with FINRA and SEC and also in order to expand our broker-dealer operations.

Operating Results

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

The following table summarizes the results of our operations for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

	Three Months Ended June 30,
	2022	2021	$ Change
Revenues	$6,587,906	$7,659,640	(1,071,734)

Cost of revenues	1,694,339	1,324,040	370,299

Gross profit	4,893,567	6,335,600	(1,442,033)

Operating expenses:
General and administrative	3,921,287	2,429,575	1,491,712
Sales and marketing	3,961,249	1,771,843	2,189,406
Research and development	1,375,719	705,056	670,663
Change in fair value of warrants received for fees	—	129,357	(129,357)
Impairment in value of shares received for fees	12,250	314,261	(302,011)
Total operating expenses	9,270,505	5,350,092	3,920,413

Operating income (loss)	(4,376,938)	985,508	(5,362,446)

Other expense (income), net:
Other expense (income), net	(71,828)	(40,716)	(31,112)
Total other expense (income), net	(71,828)	(40,716)	(31,112)

Income (loss) before provision for income taxes	(4,305,110)	1,026,224	(5,331,334)

Provision for income taxes	53,010	32,225	20,785

Net income (loss)	(4,358,121)	993,999	(5,352,120)
Less: net loss attributable to noncontrolling interest	—	(41,217)	41,217
Net Income (loss) attributable to stockholders	(4,358,121)	$1,035,216	(5,393,337)

Revenues

Our revenues during the three months ended June 30, 2022 were $6,587,906, which represented a decrease of $1,071,734, or 13%, from revenues in the same period in 2021. The following are the major components of our revenues during the three months ended June 30, 2022 and 2021:

	Three-Months	Three-Months
	Ended June 30,	Ended June 30,
	2022	2021	$ Change
Regulation Crowdfunding platform fees	$2,949,197	$3,907,784	$(958,587)
Regulation A commissions	1,343,192	1,848,667	(505,476)
StartEngine Premium	582,500	372,500	210,000
StartEngine Secure	370,452	166,806	203,646
StartEngine Promote	—	118,447	(118,447)
OWNers Bonus revenue	1,207,461	642,320	565,141
Other service revenue	135,105	603,115	(468,011)

Total revenues	$6,587,906	$7,659,640	$(1,071,734)

The increase in total revenues in three months ended June 30, 2022 as compared to the same period in 2021 is primarily due to the following:

●	Decrease in Regulation Crowdfunding platform fees of $958,587 due primarily to lower amounts raised by issuers in Regulation Crowdfunding offerings. Specifically, in Q2 2022, the company raised approximately $27.6 million compared with Q2 2021 raising approximately $33 million.*
●	Decrease in Regulation A commissions of $505,476, due primarily to lower amounts raised by issuers in Regulation A offerings. Specifically, in Q2 2022, the company raised approximately $20 million compared with Q2 2021 raising approximately $32 million.*
●	Increase in revenues of $203,646 from StartEngine Secure, primarily due to a price increase for our services from $3 per investor to $5 per investor as well as an increase in customers using our services. As at June 30, 2022, we had 408 companies compared with 385 companies as at June 30, 2021.
●	Increase in StartEngine Premium revenue of $210,000 due primarily to increased campaign launches compared to the previous period – which included 61 issuers in Q2 2022 where StartEngine Premium revenues were recognized during the period compared with 40 in Q2 2021. Decrease in revenues from StartEngine Promote, a marketing service that the Company ceased offering as of January 2022.
●	Increase in StartEngine OWNers Bonus revenue of $565,141 related to due to increased sales for that service at the end of Q4 2021 in which partial revenue was recognized in Q2 2022.
●	Decrease in other service revenue of $468,011. Other service revenue includes revenue from StartEngine Secondary which did not have any trades in Q2 2022, as well as revenue from material amendments.

*Offerings can span multiple years and the amount raised during the year is based on the amounts closed on during that year.

Cost of Revenues

Our cost of revenues during the three months ended June 30, 2022 was $1,694,339, which represented an increase of $370,299, or 28%, from the amounts during the same period in 2021 due to increased costs related to due diligence on new issuers. Our gross margin in the second quarter of 2022 decreased to 74% compared to 83% in 2021. This decrease is due to an increase in employee headcount for further diligence on our issuers and investors, as well as higher transaction costs.

Operating Expenses

Our total operating expenses during the three months ended June 30, 2022 amounted to $9,270,503, which represented an increase of $3,920,413, or 73%, from the expenses in the same period in 2021. The increase in operating expenses is primarily due to an increase in general and administrative expenses of $1,432,910, an increase in sales and marketing expenses of $2,189,406 and an increase in research and development expenses of $670,633. General and administrative expenses increased primarily due to increased payroll expenses of approximately $251,119. Additionally, we incurred a penalty of $350,000 for the three months ended June 30, 2022 (see, “Item 1. Legal Proceedings”) and legal fees increased $154,282 related to new initiatives and increased compliance and regulatory costs. Sales and marketing expenses increased primarily due to higher advertising costs for corporate branding of $847,681 as well as increased payroll and bonus expenses of approximately $387,038 due to increased headcount. Research and development expenses increased due to increased headcount as the company focused on enhancing its platform and technology which lead to an increase of payroll expenses related to research and development of $504,664.

Other Expense (Income), net

Our other income, net during the three months ended June 30, 2022 amounted to $71,828, which represented cashback earned from our credit cards during the period. During the same period in 2021 our other expenses, net was $40,716 which primarily represented losses on marketable securities during the period of $40,716.

Net Loss (Income).

Net loss attributable to stockholders totaled $4,358,121 for the three months ended June 30, 2022, an decrease of $5,393,337 compared to the net income attributable to shareholders of $1,035,216 recognized during the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

The following table summarizes the results of our operations for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

	Six Months Ended June 30,
	2022	2021	$ Change
Revenues	14,348,712	$13,358,914	989,798

Cost of revenues	3,698,884	2,168,073	1,530,811

Gross profit	10,649,828	11,190,841	(541,013)

Operating expenses:
General and administrative	7,284,585	3,990,321	3,294,264
Sales and marketing	7,329,194	3,493,497	3,835,697
Research and development	2,612,445	1,137,591	1,474,854
Change in fair value of warrants received for fees	—	129,357	(129,357)
Impairment in value of shares received for fees	12,250	314,261	(302,011)
Total operating expenses	17,238,474	9,065,027	8,173,447

Operating income (loss)	(6,588,646)	2,125,814	(8,714,460)

Other expense (income), net:
Other expense (income), net	(131,118)	356	(131,474)
Total other expense (income), net	(131,118)	356	(131,474)

Income (loss) before provision for income taxes	(6,457,528)	2,125,458	(8,582,986)

Provision for income taxes	58,184	32,825	25,359

Net income (loss)	(6,515,713)	2,092,633	(8,608,346)
Less: net loss attributable to noncontrolling interest	(9,124)	—	(9,124)
Net Income (loss) attributable to stockholders	(6,506,589)	$2,092,633	(8,599,222)

Revenues

Our revenues during the six months ended June 30, 2022 were $14,348,712, which represented increase of $989,798, or 7%, from revenues in the same period in 2021. The following are the major components of our revenues during the six-months ended June 30, 2022 and 2021:

	Six-Months	Six-Months
	Ended June 30,	Ended June 30,
	2022	2021	$ Change
Regulation Crowdfunding platform fees	$5,654,775	$6,938,893	$(1,284,118)
Regulation A commissions	3,908,653	3,575,336	333,318
StartEngine Premium	1,182,500	742,500	440,000
StartEngine Secure	550,880	313,427	237,453
StartEngine Promote	—	227,045	(227,045)
OWNers Bonus revenue	2,573,414	923,836	1,649,577
Other service revenue	478,490	637,877	(159,386)

Total revenues	$14,348,712	$13,358,914	$989,798

The increase in total revenues in six months ended June 30, 2022 as compared to the same period in 2021 is primarily due to the following:

●	Decrease in Regulation Crowdfunding platform fees of $1,284,118 due primarily to lower amounts raised by issuers in Regulation Crowdfunding offerings. Specifically, in the first half 2022, the company raised approximately $56.6 million compared with the first half of 2021 raising approximately $63 million.*
●	Increase in Regulation A commissions of $333,318, due primarily to higher amounts of Regulation A offerings which provided stock or warrants to the Company as compensation. Specifically, in the first half 2022, the company raised approximately $43 compared with the first half of 2021 raising approximately $57 million.*
●	Increase in revenues of $237,453 from StartEngine Secure, primarily due to a price increase for our services from $3 per investor to $5 per investor as well as an increase in customers using our services. As at June 30, 2022, we had 408 companies compared with 385 companies as at June 30, 2021.
●	Increase in StartEngine Premium revenue of $440,000 due primarily to increased campaign launches compared to the previous period -- which included 128 issuers in the first half of 2022 where StartEngine Premium revenues were recognized during the period compared with 78 in the first half of 2021.
●	Increase in StartEngine OWNers Bonus revenue of $1,649,577 related to due to increased sales at the end of 2021 in which the revenue was deferred to 2022.

*Offerings can span multiple years and the amount raised during the year is based on the amounts closed on during that year.

Cost of Revenues

Our cost of revenues during the six months ended June 30, 2022 was $3,698,884, which represented an increase of $1,530,811, or 71%, from the amounts during the same period in 2021 due to the increase in the underlying revenue activity as well as increased costs related to due diligence on new issuers. Our gross margin in the first half of 2022 decreased to 74% compared to 84% in 2021. This decrease is due to an increase in employee headcount for further diligence on our issuers and investors, as well as higher transaction costs.

Operating Expenses

Our total operating expenses during the six months ended June 30, 2022 amounted to $17,238,474, which represented an increase of $8,173,447 or 90%, from the expenses in the same period in 2021. The increase in operating expenses is primarily due to an increase in general and administrative expenses of $3,294,264, an increase in sales and marketing expenses of $3,835,697 and an increase in research and development expenses of $1,474,854. General and administrative expenses increased primarily due to increased payroll and bonus expenses of approximately $1,079,608. Additionally, stock-based compensation increased $1,258,898. Sales and marketing expenses increased primarily due to higher advertising costs for corporate branding of $897,116 as well as increased payroll and bonus expenses of approximately $891,009due to increased headcount and the payment of bonuses related to the improved operating results during 2021. Additionally, stock-based compensation increased $1,888,540. Research and development expenses increased due to increased headcount as the company focused on enhancing its platform and technology which lead to an increase of payroll and bonus expenses related to research and development of $1,127,069.

Other Expense (Income), net

Our other income, net during the six months ended June 30, 2022 amounted to $131,118, which represented cashback earned from our credit cards during the period. During the same period in 2021 our other expenses, net was $356 which primarily represented losses on marketable securities during the period of $356.

Net Loss (Income).

Net loss attributable to shareholders totaled $6,515,713 for the six months ended June 30, 2021, an increase of $8,599,222 million compared to a net income of $2,092,633 recognized during the six months ended June 30, 2021.

Critical Accounting Policies

See Note 2 in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amount of expenses during the reporting periods. Significant estimates include the value of marketable securities, the value of stock and warrants received as compensation and collectability of accounts receivable. Actual results could materially differ from these estimates. It is reasonably possible that changes in estimates will occur in the near term.

A significant portion of the company’s assets relate to investments in stock and warrants received as compensation from issuer companies undertaking Regulation Crowdfunding or Regulation A offerings. As described in Note 2, in the accompanying financial statements, stock and warrants require significant unobservable inputs, primarily related to the underlying stock price of the security received which may include marketability discounts. Warrants have further unobservable inputs related to the estimated life, In all cases, there were sales of the stock to the public through Regulation Crowdfunding or Regulation A funding mechanism, but such sales are often not to the level that an active market existed or exists. Once the funding round is concluded it is difficult to ascertain the fair value of the issuer shares or the status of the issuer’s financial health, unless additional rounds of financing are undertaken in a public setting, or the issuer reports reliable and regular information publicly. Any change in the underlying shares would impact the valuation of the related investments. Shares held are generally illiquid. Valuations require significant management judgment related to these unobservable inputs.

As many of the companies that undertaking Regulation Crowdfunding and Regulation A are considered emerging growth companies, require significant capital to maintain or commence operations, and often contain warnings regarding substantial doubt about the company’s ability to continue as a going concern, it is reasonable to conclude that through the passage of time, a significant portion of the stock and warrants held by the company will ultimately be deemed worthless, decline in value, or in the case of warrants, expire without exercise. Similar to traditional venture capital results, it is reasonable to conclude that only a small portion of each investment may ever increase in value.

Collectibles and Real Estate

The Company records collectibles and real estate at cost in accordance with the Company’s policy. These long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we believe that we purchase these assets in arms-length transactions at fair value and such transactions are evidence of fair market value in the near term. For collectibles, over time, and as trends change and economic factors effect various markets for which we hold assets, the estimation of certain assets that do not trade in a regular market may be difficult to assess for fair value. Certain assets may be subject to market manipulation or overproduction that could effect the underlying value of like or similar items. The quality of authentication bodies may effect future valuation. If there are limited data points to assess fair value, especially for one-of-a-kind collectibles, we may not identify impairments in a timely manor. Many of the collectibles have value that is in the eye of the beholder. Accordingly, there is significant uncertainty to what these assets would be valued at in subsequent arms-length transactions. For real estate assets, there tend to be more relevant data points, including comparable sales in close proximity to held real estate assets. The Company can also assess trend information in the overall economy and local economy where such assets may be held. However, sharp changes in economic conditions may make it difficult to estimate fair value and therefore potential impairment.

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six months ended
	June 30,
	2022	2021	$ Change
Net cash (used in) provided by operating activities	$(5,106,867)	$3,337,360	$(8,444,228)
Net cash (used in) provided by investing activities	$(1,663,556)	$3,073	$(1,666,629)
Net cash provided by financing activities	$(334,514)	$119,082	$(453,596)

Cash used by operating activities for the six months ended June 30, 2022 was $5,106,867 as compared to cash provided by operating activities of $3,337,360 for the same period in 2021. The increase in cash used by operating activities in 2022 was primarily due to the company receiving a larger portion of revenue in the form of stock versus the prior year, recognition of deferred revenue from cash receipts in 2021, stock-based compensation increase of $3,899,993, as well as a net loss in the period. Our net loss attributable to stockholders during the six-month period ended June 30, 2022 was $6,506,589, as compared to a net income of $2,092,633 in during the six-month period ended June 30, 2021.

Cash used in investing activities for the six months ended June 30, 2022 was $1,663,556, as compared to cash used by investing activities of $3,073 in the same period in 2021. The cash used in 2022 relates to the purchase or collectible assets that are sold in our offerings under StartEngine Assets.

Cash provided by financing activities was $334,514 and $119,082 for the six months ended June 30, 2022 and June 30, 2021, respectively.

Balance Sheet

The following table summarizes our assets and liabilities as of June 30, 2022 as compared as of December 31, 2021:

			$ Change
	June 30,	December 31,	(June 30, 2022 from
	2022	2021	December 31, 2021)
Assets
Current assets:
Cash	$13,895,429	$21,000,367	(7,104,938)
Marketable securities	1,856	1,856	—
Accounts receivable, net of allowance	1,605,652	1,477,887	127,765
Other current assets	2,184,310	3,483,129	(1,298,819)
Total current assets	17,687,247	25,963,239	(8,275,992)

Property and equipment, net	86,718	57,541	29,177
Investments - warrants	1,491,373	1,130,133	361,240
Investments - stock	5,287,838	3,923,788	1,364,050
Investments - Collectibles	3,554,227	1,926,394	1,627,833
Investments - Real Estate	2,136,628	2,136,628	—
Intangible assets	20,000	20,000	—
Other assets	93,842	50,000	43,842
Total non-current assets	12,670,626	9,244,483	3,426,143
Total assets	$30,357,873	$35,207,722	(4,849,849)

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$605,725	$573,840	31,885
Accrued liabilities	1,768,471	2,607,420	(838,949)
Deferred revenue	2,810,119	4,111,829	(1,301,710)
Total current liabilities	5,184,315	7,293,089	(2,108,774)

Total liabilities	5,184,315	7,293,089	(2,108,774)

The company’s current assets decreased by $8,275,992 from December 31, 2021 to June 30, 2022. The decrease was primarily driven by a decrease in cash in the amount of $7,104,938 driven by its use in operating activities as well as conversion of cash into collectibles assets. Additionally, there was a decrease of in other current assets in the amount of $1,298,819 which relates to the repayment of advertising loans from StartEngine Promote as the company advanced issuers the cost of the marketing during the course of an offering which was repaid during the period.

The company’s long-term assets increased by $3,426,143 from December 31, 2021 to June 30, 2022. This was driven by:

●	A $1,627,833 increase in Collectible assets related to the purchase of assets for our Collectible Funds which were started in 2021;
●	A $1,725,290 increase in warrants and stock assets which we earn as part of compensation for raising funds for issuers.

Current liabilities decreased by $2,108,774 which is primarily due to a decrease in deferred revenue of $1,301,710 due to recognition of deferred revenue in 2022 versus 2021. Additionally, accrued liabilities decreased 838,949 due to credit card balance paydown between December 31, 2021 and June 30, 2022.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of June 30, 2022, the company’s current assets were $13,895,429. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Regulation A and Regulation CF offerings.

We have no off-balance sheet arrangements, including arrangements that would affect the liquidity, capital resources, market risk support, and credit risk support or other benefits.

The company currently has no material commitments for capital expenditures.

We believe we have the cash, marketable securities through our open Regulation A offering, other current assets available, revenues, and access to funding that will be sufficient to fund operations until the company starts generating positive cash flows from normal operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined in Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact there are resource constraints and management are required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, who is also our principal financial officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

During preparation for financial reporting related to the quarter ended March 31, 2022, and based on comments received from the Securities and Exchange Commission, the Company discovered certain classification errors (specifically for subscriptions receivable, allocated noncontrolling interest loss, and marketable securities) as well as an error in the using aggregation of the fair value of the Warrants instead of segregating those amounts) in its previously reported financial statements for the year ended December 31, 2021. Accordingly, the Company made certain corrections to previously reported financial statements for the year ended December 31, 2021, and the restated financial statements, including new notes to the audited financial statements and disclosure regarding the restatement in Note 1 to the audited financial statements for the periods ending December 31, 2021 and 2020, have been filed as Amendment No. 2 to the Company’s Form 10 on August 4, 2022. As a result, management changed the Company’s internal controls over financial reporting by hiring an additional employee with a public accounting background specifically for the preparation of financial statements, and has begun working with an external consultant. For details see the Company’s Item 4.02 Form 8-K filed August 9, 2022.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. StartEngine Capital LLC was informed on December 21, 2021 that FINRA had preliminarily determined to pursue formal charges with respect to events in the period November 2016 to January 2018. After further discussions with FINRA, our funding portal submitted a Letter of Acceptance, Waiver, and Consent (“AWC”) on March 11, 2022, and FINRA accepted the AWC on May 4, 2022. The AWC provides for a censure, a $350,000 fine, and a certification to be made by our funding portal that it has established and implemented policies, procedures, and internal controls sufficient to address the issues identified in the AWC. The issues identified in the AWC concern certain content on our website that FINRA found our funding portal knew or had reason to know was false or misleading and our funding portal’s supervision of such content. Other than this case, to the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position, or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Item 1A. Risk Factors

Risk Factors Related to the Company and its Business

We are a relatively early stage company and have not yet generated any yearly profits.

StartEngine was formed in 2014 and is still working on fine tuning its business plan to one that will enable it to generate profits on an annual basis and to maintain profitability. Though our core business model of operating our funding portal and broker-dealer services have been receiving revenues for nearly eight years and three years, respectively, we are still evolving aspects of business model, including modifying our revenue models, adding additional products (e.g., StartEngine Secondary and our securitization products), and modifying our current offerings in light of regulatory changes and/or interactions with regulators (see, “Item 1. Legal Proceedings”). Accordingly, the company’s operating history may not be indicative of future prospects. Our current and proposed operations are subject to all the business risks associated with relatively new enterprises that are still in growth and/or expansion phases. These include likely fluctuations in operating results as the company reacts to developments in its market, manages its growth, and develops new services as well as the entry of competitors into the market. We will only be able to pay dividends on any shares once our directors determine that we are financially able to do so. Since inception, StartEngine has not generated sufficient revenues to cover operational expenses. There is no assurance that we will be consistently profitable in the next three years or generate sufficient revenues to pay dividends to the holders of our shares.

We operate in a regulatory environment that is evolving and uncertain.

The regulatory framework for online capital formation or crowdfunding is relatively new. The regulations that govern our operations have been in existence for a limited period. Further, there are constant discussions among legislators and regulators with respect to changing the regulatory environment. New laws and regulations could be adopted in the United States and abroad. Further, existing laws and regulations may be interpreted in ways that would impact our operations, including how we communicate and work with investors and the companies that use our platform’s services and the types of securities that our clients can offer and sell on our platform. For instance, in prior years, there have been several attempts to modify the current regulatory regime. Some of those suggested reforms could make it easier for anyone to sell securities (without using our services). Any such changes would have a negative impact on our business.

We operate in a highly regulated industry.

We are subject to extensive regulation and failure to comply with such regulation could have an adverse effect on our business. Further, our subsidiary StartEngine Capital LLC is registered as a funding portal; our subsidiary StartEngine Secure LLC is registered as a transfer agent; and our subsidiary StartEngine Primary LLC is registered as a broker-dealer and operates an alternative trading system under the brand “StartEngine Secondary”. As a funding portal and broker-dealer, we have to comply with stringent regulations, and the operation of our funding portal, broker-dealer and alternative trading system services exposes us to a significant amount of liability. Regulated entities are frequently subject to examination, constraints on their business, and in some cases fines. For instance, our subsidiary StartEngine Capital LLC submitted a Letter of Acceptance, Waiver and Consent (“AWC”) on March 11, 2022, and FINRA

accepted the AWC on May 4, 2022. The AWC provides for a censure, a $350,000 fine, and a certification to be made by our funding portal that it has established and implemented policies, procedures, and internal controls sufficient to address the issues identified in the AWC. Further we have seen increased regulations in this industry from regulators (both federal and state) and FINRA. In light of this, we expect increased compliance costs as well as potential subjecting us to additional liabilities. In addition, some of the restrictions and rules applicable to our subsidiaries could adversely affect and limit some of our business plans of other parts of our business.

We were approved as a broker-dealer in 2019, launched our alternative trading system in 2020, became a “carrying” broker-dealer in 2021, and are still in the process of adapting our business model and pricing structure.

Until June 2019, we were not a broker-dealer and had structured our business model in a way that we believe allowed us to act in this arena without registration. Since we began operating as a broker-dealer, we not only have been subjected to federal and state requirements but also have needed to comply with the requirements of FINRA, the self-regulatory organization, that apply to broker-dealers and the regulations that apply to the operation of alternative trading systems. In addition, we have expanded the scope of our operation including launching our alternative trading system in May 2020, and became a “carrying” broker-dealer at the end of September 2021, which increased our net capital requirements. We are still in the process of adapting to this evolution, but there have been and will be increased costs, including the need to hire personnel with specific qualifications and pay them in accordance with their experience. We are subjected to periodic examinations and we will be required to change aspects of our business processes and communications in response to the findings of those examinations. Becoming a broker-dealer has and will continue to lead to increases in our compliance costs as well as increases in our exposure to liabilities, including subjecting us to liability for misstatements made by issuers utilizing our services.

We may be liable for misstatements made by issuers.

Under the Securities Act and the Exchange Act, issuers making offerings through our funding portal may be liable for including untrue statements of material facts or for omitting information that could make the statements misleading. This liability may also extend in Regulation Crowdfunding offerings to funding portals, such as our subsidiary. Further, as a broker-dealer, we may be liable for statements by issuers utilizing our services in connection with Regulation A and Regulation D offerings. Even though due diligence defenses may be available; there can be no assurance that if we were sued we would prevail. Further, even if we do succeed, lawsuits are time consuming and expensive, and being a party to such actions may cause us reputational harm that would negatively impact our business. Moreover, even if we are not liable or a party to a lawsuit or enforcement action, some of our clients have been and will be subject to such proceedings. Any involvement we may have, including responding to document production requests, may be time-consuming and expensive as well.

The company has recently become a reporting company with the SEC.

In June 2022, the company’s class of Common Stock was registered with the SEC and, as a result, the company has become a reporting public company. Becoming a reporting company will subject the company to additional initial and on-going compliance and reporting costs and administrative burdens, additional professional fees (legal and accounting) as well as costs associated with internal staff. Therefore, the costs for these functions in previous years is not indicative of future costs.

Our compliance is focused on U.S. laws and we have not analyzed foreign laws regarding the participation of non-U.S. residents.

Some of the investment opportunities posted on our platform are open to non-U.S. residents. We have not researched all the applicable foreign laws and regulations, and we have not set up our structure to be compliant with foreign laws. It is possible that we may be deemed in violation of those laws, which could result in fines or penalties as well as reputational harm. This may limit our ability in the future to assist companies in accessing money from those investors, and compliance with those laws and regulations may limit our business operations and plans for future expansion.

StartEngine’s product offerings are relatively new in an industry that is still quickly evolving.

The principal securities regulations that work with, Rule 506(c), Regulation A and Regulation Crowdfunding, have only been in effect in their current form since 2013, 2015 and 2016, respectively. StartEngine’s ability to continue to penetrate the market remains uncertain as potential issuer companies may choose to use different platforms or providers (including, in the case of Rule 506(c) and Regulation

A, using their own online platform), or determine alternative methods of financing. Investors may decide to invest their money elsewhere. Further, our potential market may not be as large, or our industry may not grow as rapidly, as anticipated. With a smaller market than expected, we may have fewer customers. Success will likely be a factor of investing in the development and implementation of marketing campaigns, subsequent adoption by issuer companies as well as investors, and favorable changes in the regulatory environment.

We have an evolving business model.

Our business model is one of innovation, including continuously working to expand our product lines and services to our clients, such as our expansion into the transfer agent and broker-dealer space as well as our foray into becoming an alternative trading system and acting as an administrative manager for companies;. It is unclear whether these services will be successful. Further, we continuously try to offer additional types of services, and we cannot offer any assurance that any of them will be successful. From time to time we may also modify aspects of our business model relating to our service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage this evolution effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

As we grow our business, we may not be able to manage our growth successfully.

If we are able to increase the scope of our business offerings, our customer base, the volume of our transactions and grow our business, we will face business risks commonly associated with rapidly growing companies, including the risk that existing management, information systems and financial and internal controls may be inadequate to support our growth. We cannot predict whether we will be able to respond on a timely basis, or at all, to the changing demands that our growth may impose on our existing management and infrastructure. For example, increasing demands on our infrastructure and management could cause any of the following to occur or increase:

•	inadequate internal controls required for a regulated entity;
•	inadequate financial controls needed as we transition to become a reporting company;
•	delays in our ability to handle the volume of customers, including issuers; and
•	failure to properly review and supervise personnel to make sure we are compliant with our duties as regulated entities.

If we fail to adapt our management, information systems and financial and internal controls to our growth, or if we encounter other unexpected difficulties, our business, financial condition and operating results will suffer.

We are primarily reliant on one main type of service.

Most of current services are variants on one type of service — providing a platform for online capital formation and ancillary services. Our revenues are therefore dependent upon the market for online capital formation.

We depend on key personnel and face challenges recruiting needed personnel.

Our future success depends on the efforts of a small number of key personnel, including our founder and Chief Executive Officer, Howard Marks, and our compliance, engineering and marketing teams. Expanding our compliance team in response to the growth in our business and the regulatory issues we have faced to date, is essential to our success, and recruiting and training compliance personnel will place demands on financial and management resources. Our software engineer team, as well as our marketing team led by Johanna Cronin, are critical to continually innovate and improve our products while operating in a highly regulated industry. In addition, due the specialized expertise required, we may not be able to recruit the individuals needed for our business needs. There can be no assurance that we will be successful in attracting and retaining the personnel we require to operate and be innovative.

StartEngine and its providers are vulnerable to hackers and cyber attacks.

As an internet-based business, we may be vulnerable to hackers who may access the data of our investors and the issuer companies that utilize our platform. Further, any significant disruption in service on the StartEngine platform or in its computer systems could reduce the attractiveness of the StartEngine platform and result in a loss of investors and companies interested in using our platform. Further, we rely on a third-party technology provider to provide some of our back-up technology as well as act as our escrow agent. Any disruptions of services or cyber attacks either on our technology provider or on StartEngine could harm our reputation and materially negatively impact our financial condition and business.

StartEngine currently relies on two vendors for escrow and technology services.

We currently rely on Prime Trust and Bryn Mawr Trust Company to provide technology services for processing investment transactions (e.g., processing credit card and payments, electronic execution of the subscription agreements, etc.). Any change in these relationships will require us to find another technology service provider, escrow agent and escrow bank. This may cause us delays as well as additional costs in transitioning our technology.

We are dependent on general economic conditions.

Our business model is dependent on investors investing in the companies presented on our platforms. Investment dollars are disposable income. Our business model is thus dependent on national and international economic conditions. Adverse national and international economic conditions may reduce the future availability of investment dollars, which would negatively impact our revenues and possibly our ability to continue operations. It is not possible to accurately predict the potential adverse impacts on the company, if any, of current economic conditions on its financial condition, operating results and cash flow.

We face significant market competition.

We facilitate online capital formation. Though this is a relatively new market, we compete against a variety of entrants in the market as well likely new entrants into the market. Some of these follow a regulatory model that is different from ours and might provide them competitive advantages. New entrants could include those that may already have a foothold in the securities industry, including some established broker-dealers. Further, online capital formation is not the only way to address helping start-ups raise capital, and the company has to compete with a number of other approaches, including traditional venture capital investments, loans and other traditional methods of raising funds and companies conducting crowdfunding raises on their own websites. Additionally, some competitors and future competitors may be better capitalized than us, which would give them a significant advantage in marketing and operations.

Moreover, as we continue to expand our offerings, including providing administrative services to issuers, securitizing various asset classes and transfer agent services, we will continue to face headwinds and compete with companies that are more established and/or have more financial resources than we do and/or new entrants bringing disruptive technologies and/or ideas.

We may not be able to protect all of our intellectual property.

Our profitability may depend in part on our ability to effectively protect our proprietary rights, including obtaining trademarks for our brand names, protecting our products and websites, maintaining the secrecy of our internal workings and preserving our trade secrets, as well as our ability to operate without inadvertently infringing on the proprietary rights of others. There can be no assurance that we will be able to obtain future protections for our intellectual property or defend our current trademarks and future trademarks and patents. Further, policing and protecting our intellectual property against unauthorized use by third parties is time-consuming and expensive, and certain countries may not even recognize our intellectual property rights. There can also be no assurance that a third party will not assert infringement claims with respect to our products or technologies. Any litigation for both protecting our intellectual property or defending our use of certain technologies could have material adverse effect on our business, operating results and financial condition, regardless of the outcome of such litigation.

Our revenues and profits (if any) are subject to fluctuation.

It is difficult to accurately forecast our revenues and operating results, and these could fluctuate in the future due to a number of factors. These factors may include adverse changes in: number of investors and amount of investors’ dollars, the success of world securities markets, general economic conditions, our ability to market our platform to companies and investors, headcount and other operating costs, and general industry and regulatory conditions and requirements. The company’s operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant and could impact our ability to operate our business.

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers and could decrease demand for our services. Since the spring of 2020, large segments of the U.S. and global economies were impacted by COVID-19, a significant portion of the U.S. population were subject to “stay at home” or similar requirements. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers (both issuers using our services and investors investing on our platform) and our sales cycles, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain. To date, the COVID-19 outbreak has significantly impacted global markets, U.S. employment numbers, as well as the business prospects of many small business (our potential clients). A significant part of our business model is based on receiving a percentage of the investments made through our platform and services. Further, we are dependent on investments in our offerings to fund our business. However, to date, other than working remotely, COVID-19 has not had a negative impact on the company itself. To the extent COVID-19 continues to wreak havoc on the markets and limits investment capital or personally impacts any of our key employees, it may have significant impact on our results and operations.

Risk Factors Related to the Common Stock

Voting control is in the hands of a few large stockholders.

Voting control is concentrated in the hands of a small number of stockholders. Our CEO and Chairman currently hold approximately 28% of our voting shares in aggregate, including shares of our Common Stock and (on an as-converted basis) shares of our Series Seed Preferred Stock, Series A Preferred Stock and Series Seed Preferred Stock; and two other shareholders, SE Agoura Investment LLC and The Lee Miller Trust UA 09/05/2020, own approximately 18% and 8%, respectively, of our voting shares in aggregate. None of SE Agoura Investments LLC, The Lee Miller Trust UA 09/05/2020 or their beneficial owners are on our board or are employees of our company. Those four shareholders in aggregate control approximately 53% of our voting shares and approximately 52% of our preferred stock. Holders of our Common Stock are generally not be able to influence our policies or any other corporate matter, including the election of directors, changes to our company’s governance documents, expanding the employee option pool, and any merger, consolidation, sale of all or substantially all of our assets, or other major action requiring stockholder approval. Some of the larger stockholders include, or have the right to designate, executive officers and directors of our Board. These few people and entities make all major decisions regarding the company.

Future fundraising may affect the rights of investors.

In order to expand, the company is likely to raise funds again in the future, either by offerings of securities or through borrowing from banks or other sources. The terms of future capital raising, such as loan agreements, may include covenants that give creditors greater rights over the financial resources of the company.

Holders of our Preferred Stock are entitled to potentially significant liquidation preferences over holders of our Common Stock if we are liquidated, including upon a sale of our company.

Holders of our outstanding Preferred Stock have liquidation preferences over holders of Common Stock. This liquidation preference is paid if the amount a holder of Preferred Stock would receive under the liquidation preference is greater than the amount such holder would have received if such holder’s shares of Preferred Stock had been converted to Common Stock immediately prior to the liquidation event. Holders of Series A Preferred Stock and Series T Preferred Stock are entitled to liquidation preferences superior to Series Seed Preferred Stock. If a liquidation event, including a sale of our company, were to occur that resulted in a distribution of less than approximately $8 million, the holders of our Preferred Stock could be entitled to all proceeds of cash distributions.

There is a limited current market for our Common Stock.

Currently, the only marketplace for our Common Stock is and will be our alternative trading system or “ATS” branded as “StartEngine Secondary.” To date, we only have limited experience selling our shares on StartEngine Secondary; and trading of our securities will only be available on StartEngine Secondary during limited periods, including periods where we do not have an open offering. To date, there has not been frequent enough trading to establish a market price. The limited volume of trading means that investors should assume that they may not be able to liquidate their investment for some time or to liquidate at their desired price. Further, it is unlikely that they will be able to pledge their shares as collateral.

Investors will need to keep records of their investment for tax purposes.

As with all investments in securities, investors who sell the Common Stock will probably need to pay tax on the long- or short-term capital gains that you realize if sold at a profit or set any loss against other income. If investors do not have a regular brokerage account, or their regular broker will not hold the Common Stock for them (and many brokers refuse to hold Regulation A securities for their customers) there will be nobody keeping records for investors for tax purposes and they will have to keep their own records, and calculate the gain on any sales of any securities they sell.

The price for our Common Stock may be volatile.

To date, there has not been enough trading of our shares to establish a market price. The market price of our Common Stock may be highly volatile, if and when any trading begins again in the future and there is sufficient volume of trading to establish a market price, is likely to be continue to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	We may not be able to compete successfully against current and future competitors.
•	Our ability to obtain working capital financing.
•	Additions or departures of key personnel.
•	Sales of our shares.
•	Our ability to execute the business plan.
•	Operating results that fall below expectations.
•	Regulatory developments.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our securities. As a result, investors may be unable to resell your securities at a desired price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Offering type	Intermediary	Date commenced	Number of shares issued	Class of securities	Proceeds raised	Use of proceeds	Date closed (if open, N/A)
2022 Regulation A (1)	Dalmore Group, LLC*	March 14, 2022	(2)	Common Stock	(3)	Marketing, operations, product development, cash reserves	N/A
2021 Regulation A (4)	Dalmore Group, LLC*	August 27, 2021	1,234,922	Common Stock	$14,813,168	Marketing, operations, product development, cash reserves	December 19, 2021
2020 Regulation A	N/A	May 29, 2020	4,356,843 shares of Common Stock 67,500 shares of Series T Preferred Stock	Common Stock and Series T Preferred Stock and the Common Stock into which it converts	$17,052,746 for shares of Common Stock $200,000 for shares of Series T Preferred Stock	Marketing, operations, product development, cash reserves	December 17, 2020
April 2020 Regulation Crowdfunding	TruCrowd, Inc.	April 30, 2020	139,038	Common Stock	$518,209	Marketing, operations, product development, cash reserves	September 15, 2020
March 2020 Regulation Crowdfunding	TruCrowd, Inc.	March 12, 2020	51,624	Common Stock	$193,590	Marketing, operations, product development, cash reserves	December 5, 2020
December 2019 Regulation Crowdfunding	TruCrowd, Inc.	December 5, 2019	73,053	Common Stock	$182,633	Marketing, operations, product development, cash reserves	February 27, 2020
*	Only for certain investors, including residents in Florida for both offerings and residents in Texas during part of the offering in 2022.
(1)	Does not include 28,605 shares of Common Stock sold for a total of $645,105 by selling shareholders under the company's Regulation A offering.
(2)	As of August 15, 2022, the company sold 114,420 shares of Common Stock in this Regulation A offering.
(3)	As of August 15, 2022, gross proceeds raised in this Regulation A offering were $3,200,016.

(4)	Does not include 1,128,085 shares of Common Stock sold for a total of $13,958,197 by selling shareholders under the company’s Regulation A offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Sixth Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Second Amended and Restated Investors’ Rights Agreement (3)
10.1	2015 Equity Incentive Plan (2)
10.2+	Employment Agreement effective as of January 1, 2022 (Howard Marks) (4)
31.1*	Certification of the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Management contract or compensatory plan or arrangement.
*	Filed herewith
#	Furnished herewith
(1)	Filed as an exhibit to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A (Commission File No. 024-11487)
(2)	Filed as an exhibit to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A (Commission File No. 024-10862)
(3)	Filed as an exhibit to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A (Commission File No. 024-11177)
(4)	Filed as an exhibit to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A (Commission File No. 024-11806)
(5)	Filed as an exhibit to the StartEngine Crowdfunding, Inc. Form 1-U filed on March 16, 2022
(6)	Filed as an exhibit to StartEngine Crowdfunding, Inc.’s Amendment No. 1 to the Registration Statement on Form 10 filed on June 6, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARTENGINE CROWDFUNDING, INC.
(Registrant)
Date: August 15, 2022
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer, principal financial officer, principal accounting officer and Director