Form 10-Q
period 2022-09-30
STARTENGINE CROWDFUNDING, INC.
filed 2022-11-14
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-56415

StartEngine Crowdfunding, Inc.

(Exact Name of Registrant As Specified In Its Charter)

4100 West Alameda Avenue, 3rd Floor Burbank, CA	91505
(Address of Principal Executive Offices)	(ZIP Code)

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

As of November 14, 2022, there were 33,199,166 shares of Common Stock, par value $0.00001 per share, of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

STARTENGINE CROWDFUNDING, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$14,587,826	$21,000,367
Marketable securities	76,209	1,856
Accounts receivable, net of allowance	1,196,413	1,477,887
Other current assets	1,900,219	3,483,129
Total current assets	17,760,667	25,963,239

Property and equipment, net	108,992	57,541
Investments - warrants	1,497,518	1,130,133
Investments - stock	5,803,288	3,923,788
Investments - Collectibles	3,618,274	1,926,394
Investments - Real Estate	2,136,628	2,136,628
Intangible assets	20,000	20,000
Other assets	69,415	50,000
Total assets	$31,014,782	$35,207,722

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$562,615	$573,840
Accrued liabilities	1,706,748	2,607,420
Deferred revenue	2,391,667	4,111,829
Total current liabilities	4,661,030	7,293,089

Total liabilities	4,661,030	7,293,089

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 10,350,000 shares authorized, 9,272,044 and 9,272,044 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectfully, liquidation preference of $5,310,409 and $5,310,409 at September 30, 2022 and December 31, 2021, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 4,950,000 shares authorized, 482,104 and 482,211 shares issued and outstanding at September 30, 2022 and 2021, respectively, liquidation preference of $1,414,209 and $1,414,486 at September 30, 2022 and December 31, 2021, respectively.	983,634	983,852
Series Seed Preferred Stock, par value $0.00001, 10,650,000 shares authorized, 10,240,536 and 10,247,938 and shares issued and outstanding at September 30, 2022 and December 31, 2021, respectfully, liquidation preference of $1,707,756 and $1,707,990 at September 30, 2022 and December 31, 2021, respectively.	1,706,756	1,707,990
Common stock, par value $0.00001, 75,000,000 shares authorized, 33,199,166 and 32,865,193 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	331	328
Additional paid-in capital	46,900,913	39,246,724
Subscription Receivable	0	(367,831)
Noncontrolling interest	(13,251)	(4,127)
Accumulated deficit	(28,511,300)	(18,938,967)
Total stockholders’ equity	26,353,751	27,914,633
Total liabilities and stockholders’ equity	$31,014,782	$35,207,722

See accompanying notes to unaudited consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$5,229,159	$6,491,789	19,578,222	$19,850,703

Cost of revenues	1,753,004	1,156,820	5,451,888	3,324,893

Gross profit	3,476,155	5,334,969	14,126,334	16,525,810

Operating expenses:
General and administrative	2,639,351	1,844,693	9,936,537	5,835,014
Sales and marketing	2,572,402	2,066,417	9,901,596	5,559,914
Research and development	1,398,330	719,270	4,010,775	1,856,861
Change in fair value of warrants received for fees	—	—	—	129,357
Impairment in value of shares received for fees	21,863	—	21,863	314,261
Total operating expenses	6,631,946	4,630,380	23,870,771	13,695,407

Operating income (loss)	(3,155,791)	704,589	(9,744,437)	2,830,403

Other expense (income), net:
Other expense (income), net	(85,086)	(243,462)	(216,204)	(243,106)
Total other expense (income), net	(85,086)	(243,462)	(216,204)	(243,106)

Income (loss) before provision for income taxes	(3,070,705)	948,051	(9,528,233)	3,073,509

Provision for income taxes	4,160	44,374	62,344	77,199

Net income (loss)	(3,074,866)	903,677	(9,590,578)	2,996,310
Less: net loss attributable to noncontrolling interest	—	—	(9,124)	—
Net Income (loss) attributable to stockholders	(3,074,866)	$903,677	(9,581,454)	$2,996,310

Weighted average loss per share - basic and diluted	$(0.09)	$0.02	(0.29)	$0.10
Weighted average shares outstanding - basic and diluted	33,086,652	56,902,201	33,086,652	56,902,201

See accompanying notes to unaudited consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Subscription	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Interest	Deficit	Total
Balance at December 31, 2020	9,762,783	$5,566,473	497,439	$1,014,922	10,650,000	$1,775,000	30,508,476	$305	32,526,503	$—	$(40,041)	$(17,872,540)	22,970,621
Sale of common stock	—	—	—	—	—	—	21,580	—	154,970	—	—	—	154,970
Offering costs	—	—	—	—	—	—	—	—	(61,530)	—	—	—	(61,530)
Stock compensation expense	—	—	—	—	—	—	—	—	100,017	—	—	—	100,017
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	8,979	(8,979)	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	1,057,417	1,057,417
Balance at March 31, 2021	9,762,783	5,566,473	497,439	1,014,922	10,650,000	1,775,000	30,530,056	305	32,719,960	—	(31,063)	(16,824,102)	24,221,495
Sale of common stock	—	—	—	—	—	—	71,516	1	228,058	—			228,059
Offering costs	—	—	—	—	—	—	—	—	(176,893)	—	—	—	(176,893)
Exercise of stock options	—	—	—	—	—	—	30,000	—	6,715	—	—	—	6,715
Stock compensation expense	—	—	—	—	—	—	—	—	100,017	—	—	—	100,017
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(41,217)	11,500	(29,717)
Net loss	—	—	—	—	—	—	—	—	—	—	—	1,035,216	1,035,216
Balance at June 30, 2021	9,762,783	5,566,473	497,439	1,014,922	10,650,000	1,775,000	30,631,572	306	32,877,857	—	(72,279)	(15,777,386)	25,384,893
Sale of common stock	—	—	—	—	—	—	164,740	1	3,284,227	—			3,284,228
Offering costs	—	—	—	—	—	—	—	—	(5,657,790)	—	—	—	(5,657,790)
Exercise of stock options	—	—	—	—	—	—	—	—	123,188	—	—	—	123,188
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	2,499	(2,499)	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	903,677	903,677
Balance at September 30, 2021	9,762,783	5,566,473	497,439	1,014,922	10,650,000	1,775,000	30,796,312	307	30,627,482	—	(69,780)	(14,876,209)	24,038,196

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Subscription	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Interest	Deficit	Total
Balance at December 31, 2021	9,272,044	5,286,667	482,211	983,852	10,247,938	1,707,990	32,865,193	328	39,246,724	(367,831)	(4,127)	(18,938,969)	27,914,633
Exercise of stock options	—	—	—	—	—	—	7,927	—	18,521	—	—	—	18,521
Stock compensation expense	—	—	—	—	—	—	—	—	1,979,475	—	—	—	1,979,475
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(9,124)	9,124	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,148,468)	(2,148,468)
Balance at March 31, 2022	9,272,044	5,286,667	482,211	983,852	10,247,938	1,707,990	32,873,120	328	41,244,720	(367,831)	(13,251)	(21,078,313)	27,764,161
Sale of common stock	—	—	—	—	—	—	206,023	2	3,709,805	(606,700)	—	—	3,103,107
Offering costs	—	—	—	—	—	—	—	—	(3,456,142)	—	—	—	(3,456,142)
Conversion to Common Stock	—	—	(107)	(218)	(7,402)	(1,234)	7,509	—	1,452	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	2,120,552	—	—	—	2,120,552
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,358,121)	(4,358,121)
Balance at June 30, 2022	9,272,044	5,286,667	482,104	983,634	10,240,536	1,706,756	33,086,652	330	43,620,387	(974,531)	(13,251)	(25,436,434)	25,173,558
Sale of common stock	—	—	—	—	—	—	112,514	1	1,513,575	974,531	—	—	2,488,107
Offering costs	—	—	—	—	—	—	—	—	(504,781)	—	—	—	(504,781)
Stock compensation expense	—	—	—	—	—	—	—	—	2,271,732	—	—	—	2,271,732
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,074,866)	(3,074,866)
Balance at September 30, 2022	9,272,044	5,286,667	482,104	983,634	10,240,536	1,706,756	33,199,166	331	46,900,912	0	(13,251)	(28,511,300)	26,353,751

See accompanying notes to unaudited consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net Income (loss)	$(9,590,578)	$2,996,310
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,817	3,193
Bad debt expense	98,864	9,384
Fair value of warrants received for fees	(367,385)	—
Fair value of investments - other received for fees	(1,848,516)	(2,150,582)
Change in fair value of warrant investments	—	129,357
Impairment of investments - other received for fees	21,863	314,261
Unrealized gain on investments	(52,845)	—
Stock-based compensation	6,371,759	200,034
Changes in operating assets and liabilities:
Accounts receivable	182,610	(700,861)
Other current assets	1,563,495	(2,954,477)
Accounts payable	(11,225)	270,007
Accrued liabilities	(900,672)	1,611,316
Deferred revenue	(1,720,162)	2,552,225
Net cash (used in) provided by operating activities	(6,242,974)	2,280,167

Cash flows from investing activities:
Investments - Marketable Securities	(74,353)	—
Investments - Collectibles	(1,691,880)	—
Investments - Real Estate	—	—
Purchase of Intangible Assets	—	—
Purchase of property and equipment	(61,269)	(18,498)
Net cash (used in) provided by investing activities	(1,827,503)	(18,498)

Cash flows from financing activities:
Proceeds from sale of common stock	5,223,383	3,667,255
Subscription Receivable	367,832	—
Offering costs	(3,960,923)	(3,454,042)
Proceeds from exercise of employee stock options	18,521	129,903
Non-Controlling Interest	9,124	(32,237)
Net cash provided by financing activities	1,657,936	310,879

(Decrease) increase in cash and restricted cash	(6,412,541)	2,572,548
Cash and restricted cash, beginning of period	21,000,367	18,539,383
Cash and restricted cash, end of period	$14,587,826	$21,111,931

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$62,344	$600

See accompanying notes to unaudited consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

StartEngine Crowdfunding, Inc. was formed on March 19, 2014 (“Inception”) in the State of Delaware. The Company was originally incorporated as StartEngine Crowdsourcing, Inc. and changed to the current name on May 8, 2014. The consolidated financial statements of StartEngine Crowdfunding, Inc. (the “Company” are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s headquarters are located in Burbank, California.

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

The Company has cash and cash equivalents of approximately $15 million, which its managements believes will cover losses for the foreseeable future. The Company’s management believes that any substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$14,587,826	$—	$—	$14,587,826
Marketable securities	—	76,209	—	76,209
Investment - warrants	—	—	1,497,518	1,497,518
	$14,587,826	$76,209	$1,497,518	$16,161,553

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$21,000,367	$—	$—	$21,000,367
Marketable securities	—	1,856	—	1,856
Investments - warrants	—	—	1,130,132	1,130,132
	$21,000,367	$1,856	$1,130,132	$22,132,355

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the nine-months ended September 30, 2022 and 2021 as it relates to Investments - warrants:

Investments-
Warrants
Fair value at December 31, 2021	1,130,133
Receipt of warrants	367,385
Change in fair value of warrants	—
Fair value at September 30, 2022	$1,497,518

Investments-
Warrants
Fair value at December 31, 2020	431,190
Receipt of warrants	—
Change in fair value of warrants	(129,357)
Fair value at September 30, 2021	$301,833

The following range of variables were used in valuing Level 3 warrant assets during the nine-months ended September 30, 2022 and 2021:

	2022	2021
Expected life (years)	1 - 2.5	1 - 2.5
Risk-free interest rate	0.1% - 0.9%	0.1% - 0.9%
Expected volatility	30% - 225%	30% - 225%
Annual dividend yield	0%	0%
Underlying share values	$0.30 – 100.00	$0.30 – 100.00
Strike Prices	$0.30 – 100.00	$0.30 – 100.00

For Investments – Warrants, the primary and most significant unobservable input relates to the underlying share value of the issuers for which we receive warrants. In all cases, there were sales of the stock to the public through Regulation Crowdfunding, Regulation A, or a Regulation D funding mechanism, but such sales are often not to the level that an active market existed or exists. After the sales, such shares are often illiquid, and a change in valuation is often difficult to determine due to the lack of information available. Information regarding these unobservable inputs could correspondingly change the value of these assets.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance for doubtful accounts as of September 30, 2022 and December 31, 2021 was $207,522 and $209,026, respectively. Bad debt expense for the nine-months ended September 30, 2022 and 2021 was $98,864 and $9,384, respectively.

As of September 30, 2022 the company had accounts receivable over 90 days totaling $356,136.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, and (iii) cost method accounting. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, less adjustments for impairment in accordance with ASC 321-10-35-2. During the nine-months ended September 30, 2022 and 2021, the Company received stock with a cost of $1,891,748 and $2,150,582, respectively, as payment for fees. During the nine-months ended September 30, 2022 and 2021, impairment expense related to shares received amounted to $21,863 and $443,618, respectively.

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

The below is a breakdown of the types of collectibles and their value held as of September 30, 2022:

	Period Ended September 30,	Period Ended December 31,
	2022	2021
Wine	$560,226	$208,123
Trading Cards	845,857	939,271
Artwork	1,322,718	779,000
Comic Books	704,477	—
NFT	47,868	—
Watches	137,128	—

Total collectibles	$3,618,274	$1,926,394

Crypto Assets

The Company holds crypto-denominated assets (“crypto assets”), which are included as other assets in the balance sheets. As of September 30, 2022 and December 31, 2021, cryptocurrencies were $19,415 and $0, which included one bitcoin and is recorded at cost less impairment.

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

StartEngine has invested $2,136,628 into one residential apartment building in California as of September 30, 2022.

Noncontrolling Interest

The Company presents third party minority interests in subsidiaries in accordance with ASC 810, Consolidation. Under that topic, such minority interests are presented on the Company’s balance sheet within the equity section as noncontrolling interest.

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs of $504,781 and $3,960,923 and $5,657,790 and $5,896,213 were charged to stockholders’ equity during the three and nine-months ended September 30, 2022 and 2021, respectively.

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

The Company provides transfer agent services branded under the name “StartEngine Secure” through its registered transfer agent subsidiary, StartEngine Secure, LLC. The company enters into an agreement with issuers for an annual term that commences from the date the issuers’ Regulation Crowdfunding or Regulation A offering launches and renews annually unless cancelled prior to renewal. Initial payment of services is paid from funds of the offering and is non-refundable. Renewals are invoiced on the first day of each annual period and are not subject to cancellation. The initial payment is paid from funds of the offering and is non-refundable. The transfer agent services represent a single performance obligation and is deferred over 12 months which is the period over which the Company’s performance obligations are to be satisfied. Fees for transfer agent services are charged based on a per investor basis, subject to certain maximums. The Company may also invoice customers for ancillary services such as but not limited to: recording of stock splits, change of address, or other services. These services are provided and earned at a point-in-time based on defined amounts in the agreement. Payment for StartEngine Secure services are generally paid via customers’ escrow account, in full, during the initial year and billed to the client for cash payment for subsequent years if the customer does not have a follow-on offering or to the extent amounts in escrow are not sufficient. There are no significant judgments related to this revenue stream.

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

The Company’s contracts with customers generally have a term of one year or less. As of September 30, 2022 and 2021, the Company had deferred revenue of $2,391,667 and $4,111,829, respectively, related to performance obligations yet to be fulfilled. The Company had no other customer contract assets.

During the three and nine-months ended September 30, 2022 and 2021, revenue was made up of the following categories associated with the above described services:

	Three-Months	Nine-Months	Three-Months	Nine-Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2022	2022	2021	2021
Regulation Crowdfunding platform fees	$1,984,061	$8,108,518	$3,037,163	$8,365,060
Regulation A commissions	1,369,730	4,809,052	1,878,292	6,942,032
StartEngine Premium	452,500	1,634,999	465,000	1,207,500
StartEngine Secure	384,468	935,348	391,558	704,985
StartEngine Promote	—	—	57,379	284,424
OWNers Bonus revenue	1,018,939	3,592,353	581,217	1,879,627
Other service revenue	19,462	497,952	81,181	467,075

Total revenues	$5,229,159	$19,578,222	$6,491,789	$19,850,703

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, and certain software subscription fees that are required to provide services to our issuers.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to our website and future product offerings, email and other tools that are utilized for client related services and outreach. During the three and nine-months ended September 30, 2022 and 2021, research and development costs were $1,398,330 and $4,010,775 and $719,270 and $1,856,861, respectively.

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

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the nine-months ended September 30, 2022 as the effects would be anti-dilutive. See Note 6 for outstanding stock-options as of September 30, 2022. The weighted average shares outstanding – diluted is calculated as follows for the period ended September 30, 2021:

September 30,
2021
Weighted average shares outstanding - basic	30,652,394
Preferred shares	20,910,222
Stock options	5,339,585
Weighted average shares outstanding - diluted	56,902,201

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Marketable Securities

Marketable securities consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Common stock	$76,209	$1,856
	$76,209	$1,856

Unrealized gain during the nine months ended September 30, 2022 and 2021 were $52,845 and $0, respectively.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	September 30, 2022	December 31, 2021
Computer equipment	$133,627	$72,358
Software	3,753	3,753
Total property and equipment	137,380	76,111
Accumulated depreciation	(28,388)	(18,571)
	$108,992	$57,540

Depreciation expense for the nine-months ended September 30, 2022 and 2021 was $9,817 and $3,193, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2022, the Company has authorized the issuance of 25,950,000 shares of our preferred stock with par value of $0.00001. Of these authorized shares, 10,350,000 are designated as Series A, 4,950,000 are designated as Series T, and 10,650,000 are designated as Series Seed.

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

Common Stock

As of September 30, 2022 we had authorized the issuance of 25,000,000 shares of our common stock with par value of $0.00001. As described in Note 1, concurrently with a stock split, we increased the authorized shares of common stock to 75,000,000.

During the nine-months period ended September 30, 2022, the Company sold 318,537 shares of common stock through its Regulation A offering for gross proceeds of $5,223,383 and incurred offering costs of $3,960,923.

During the nine-months period ended September 30, 2021, the Company sold 257,836 shares of common stock through its Regulation A offering for gross proceeds of $3,667,255 and incurred offering costs of $5,896,213.

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

The Company valued options granted under the 2015 Plan under ASC 718 using the Black-Scholes pricing model. The granted options in 2022 and 2021 have exercise prices ranging from $25.00 to $4.33, generally vest over four years and expire in ten years. The stock options granted during the nine months ended September 30, 2022 and 2021 were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

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

A summary of the Company’s stock option activity and related information is as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)
Outstanding at December 31, 2021	7,709,833	$2.36	6.90
Granted	1,212,500	$13.51	0
Exercised	(7,927)	0
Forfeited/cancelled	(436,786)	8.76
Outstanding at September 30, 2022	8,477,620	$4.03	6.57
Vested and expected to vest at September 30, 2022	8,477,620	$4.03	6.57
Exercisable at September 30, 2022	4,556,881	$1.64	6.21

The weighted average grant date fair values of options granted during the period ended September 30, 2022 and 2021 were $25.00 and $4.33 per option, respectively. The Company’s fair market value is based on the offering price in its Regulation A offerings at the time of grant. During the period ended September 30, 2022 and 2021, employees exercised their vested options to purchase 7,927 and 0 shares of common stock, and the Company received aggregate exercise proceeds of $18,521 and $0, respectively. The intrinsic value of the options exercised was $107,015 and $0 during the nine-months ended September 30, 2022 and 2021, respectively.

Stock option expense for the periods ended September 30, 2022 and 2021 was $6,371,760 and $200,034, respectively, and are included within the consolidated statements of operations as follows:

	2022	2021
Cost of revenues	$648,358	$20,162
General and administrative	2,232,419	49,038
Sales and marketing	2,926,792	113,742
Research and development	564,191	17,092
Total	$6,371,760	$200,034

At September 30, 2022, the total compensation cost related to nonvested awards not yet recognized was approximately $15,459,394 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 2.83 years.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after September 30, 2022 through November 14, 2022. On October 24, 2022, StartEngine Crowdfunding, Inc. (“StartEngine”) entered into a definitive agreement to acquire substantially all of the assets of the SeedInvest business as conducted by Circle Internet Financial Limited through its subsidiary Pluto Holdings, LLC, a Delaware limited liability company (“Pluto Holdings”) and through SI Securities, LLC, a New York limited liability company (“SI Securities”), and SeedInvest Technology, LLC, a New York limited liability company, each a wholly-owned subsidiary of Pluto Holdings (“SeedInvest Technology,” collectively, with the assets acquired from Pluto Holdings and SI Securities, “SeedInvest”). The completion of the acquisition of SeedInvest is subject to customary closing conditions and to regulatory approval by FINRA. The total consideration for the purchase is 960,000 shares of StartEngine’s common stock, which based on StartEngine’s current Regulation A offering price of $25 per share would be valued at $24 million.

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

As we are a financial services company, our business, results of operations, and reputation are directly affected by elements beyond our control, such as economic and political conditions including unemployment rates, inflation and tax and interest rates, financial market volatility (such as we experienced during the COVID-19 pandemic), broad trends in business and finance, and changes in the markets in which such transactions occur (such as the bear markets that developed for equities in the second and third quarter of 2022), we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions.

On June 10, 2019, our subsidiary, StartEngine Primary LLC, was approved for membership as a broker-dealer with FINRA. During 2021, we experienced increased costs for payroll and training that will increase relative to our revenue. We anticipate that this trend will continue into 2022. In addition, in April 2020 we received approval to operate an ATS. StartEngine Primary launched its ATS, branded as “StartEngine Secondary” on May 18, 2020. As of December 31, 2021, four additional issuers were quoted on the platform. Currently, for StartEngine Secondary, we generate revenues by charging trade commissions to the sellers of the shares and we intend to generate revenues by charging a 5% commission to the seller. We expect increased costs due to technology and operations related to the operation of our ATS. We anticipate operating the ATS will initially increase our overall expenses by $50,000 per month. Further, we anticipate receiving increased revenue related to offerings under Regulation A.

In June 2022, we became a reporting company, as a result of which we anticipate higher internal costs related to the increased administrative burden as well as higher professional fees.

We additionally anticipate having to engage and train additional compliance personnel, to better ensure continued compliance with FINRA and SEC and also in order to expand our broker-dealer operations.

Operating Results

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

The following table summarizes the results of our operations for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

	Three-Months	Three-Months
	Ended September 30,	Ended September 30,
	2022	2021	$ Change
Regulation Crowdfunding platform fees	$1,984,061	$3,037,163	$(1,053,102)
Regulation A commissions	1,369,730	1,878,292	(508,562)
StartEngine Premium	452,500	465,000	(12,500)
StartEngine Secure	384,468	391,558	(7,090)
StartEngine Promote	0	57,379	(57,379)
OWNers Bonus revenue	1,018,939	581,217	437,722
Other service revenue	19,462	81,181	(61,719)

Total revenues	$5,229,159	$6,491,789	$(1,262,630)

Revenues

Our revenues during the three months ended September 30, 2022 were $5,229,159, which represented a decrease of $1,262,630 or 19%, from revenues in the same period in 2021. The following are the major components of our revenues during the three months ended September 30, 2022 and 2021:

The decrease in total revenues in three months ended September 30, 2022 as compared to the same period in 2021 is primarily due to the following:

●	Decrease in Regulation Crowdfunding platform fees of $1,053,102 due primarily to lower amounts raised by issuers in Regulation Crowdfunding offerings. Specifically, in Q3 2022, the company raised approximately $25 million for issuers compared with Q3 2021 raising approximately $30 million for issuers.*
●	Decrease in Regulation A commissions of $508,562, due primarily to lower amounts raised in of Regulation A offerings as well as lower amount of offerings which provided stock or warrants to the company as compensation. Specifically, in Q3 2022, the company raised approximately $18 million for issuers compared with Q3 2021 raising approximately $24 million for issuers.*

●	Decrease in revenues of $7,090 from StartEngine Secure, primarily due to the previous year’s quarter including revenue for services rendered earlier in the year that were not billed in Q3 2021. As at September 30, 2022, we had 534 companies compared with 387 companies as at September 30, 2021.
●	Decrease in StartEngine Premium revenue of $12,500 primarily due to a decrease in campaign launches where premium was recognized compared to the previous period – which included 43 issuers in Q3 2022 where StartEngine Premium revenues were recognized during the period compared with 47 in Q3 2021.
●	Decrease in revenues from StartEngine Promote, a marketing service that the company ceased offering as of January 2022.
●	Increase in StartEngine OWNers Bonus revenue of $437,722 related to due to increased sales for that service at the end of Q4 2021 in which partial revenue was recognized in Q3 2022.
●	Decrease in other service revenue of $61,719. Other service revenue includes revenue from StartEngine Secondary which did not have any trades in Q3 2022, as well as revenue from material amendments.

*Offerings can span multiple periods and the amount raised during the period is based on the amounts closed on during that period.

Cost of Revenues

Our cost of revenues during the three months ended September 30, 2022 was $1,753,004, which represented an increase of $596,184, or 52%, from the amounts during the same period in 2021 due to increased costs related to due diligence on new issuers. Our gross margin in the second quarter of 2022 decreased to 66% compared to 82% in 2021. This decrease is due to an increase in employee headcount for further diligence on our issuers and investors, as well as higher transaction costs including escrow fees which the company bears the cost on behalf of issuers.

Operating Expenses

Our total operating expenses during the three months ended September 30, 2022 amounted to $6,631,946, which represented an increase of $2,001,566, or 43%, from the expenses in the same period in 2021. The increase in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $794,658 primarily due to increased payroll expenses of approximately $123,889 as well as increased legal fees of $38,462 related to new initiatives and increased compliance and regulatory costs.
●	Increase in sales and marketing expenses of $505,985 primarily due to higher market research expense of $142,406 as well as increased stock-based compensation of $1,038,252 offset by a decrease in gross payroll of $537,754 due to lower quarterly bonus.
●	Increase in research and development expenses of $679,060 related to increased headcount as the company focused on enhancing its platform and technology which lead to an increase of payroll expenses related to research and development of $298,155.

Other Expense (Income), net

Our other income, net during the three months ended September 30, 2022 amounted to $85,086, which represented unrealized gain on shares received from customer stock issued during its IPO. During the same period in 2021 our other income, net was $243,462 which primarily represented write off of WeWork payables of $160,804.

Net Loss (Income)

Net loss attributable to stockholders totaled $3,075,439 for the three months ended September 30, 2022, a decrease of $3,979,116 compared to the net income attributable to shareholders of $903,677 recognized during the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

The following table summarizes the results of our operations for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

	Nine-Months	Nine-Months
	Ended September 30,	Ended September 30,
	2022	2021	$ Change
Regulation Crowdfunding platform fees	$8,108,518	$8,365,060	$(256,542)
Regulation A commissions	4,809,052	6,942,032	(2,132,980)
StartEngine Premium	1,634,999	1,207,500	427,499
StartEngine Secure	935,348	704,985	230,363
StartEngine Promote	—	284,424	(284,424)
OWNers Bonus revenue	3,592,353	1,879,627	1,712,726
Other service revenue	497,952	467,075	30,877

Total revenues	$19,578,222	$19,850,703	$(272,481)

Revenues

Our revenues during the nine months ended September 30, 2022 were $19,578,222, which represented decrease of $272,481, or 1%, from revenues in the same period in 2021. The following are the major components of our revenues during the nine-months ended September 30, 2022 and 2021:

The decrease in total revenues in nine-months ended September 30, 2022 as compared to the same period in 2021 is primarily due to the following:

●	Decrease in Regulation Crowdfunding platform fees of $256,542 due primarily to lower amounts raised by issuers in Regulation Crowdfunding offerings. Specifically, in the first nine months of 2022, the company raised approximately $82 million for issuers compared with the first nine-months of 2021 raising approximately $93 million for issuers.*
●	Decrease in Regulation A commissions of $2,132,980, due primarily to lower amounts raised in of Regulation A offerings for its issuers as well as lower amount of offerings which provided stock or warrants to the company as compensation. Specifically, in the first nine months of 2022, the company raised approximately $63 million for issuers compared with the first nine-months of 2021 raising approximately $91 million for issuers.*
●	Increase in revenues of $230,363 from StartEngine Secure, primarily due to a price increase for our services from $3 per investor to $10 per investor as well as an increase in customers using our services. As at September 30, 2022, we had 534 companies compared with 387 companies as at September 30, 2021.
●	Increase in StartEngine Premium revenue of $427,499 due primarily to increased campaign launches compared to the previous period – which included 171 issuers in the first nine-months of 2022 where StartEngine Premium revenues were recognized during the period compared with 124 in the first nine-months of 2021.
●	Decrease in revenues from StartEngine Promote, a marketing service that the company ceased offering as of January 2022.
●	Increase in StartEngine OWNers Bonus revenue of $1,712,726 related to due to increased sales at the end of 2021 in which the revenue was partially deferred to 2022.

*Offerings can span multiple periods and the amount raised during a period is based on the amounts closed on during that period.

Cost of Revenues

Our cost of revenues during the nine months ended September 30, 2022 was $5,451,888, which represented an increase of $2,126,995, or 64%, from the amounts during the same period in 2021 due to the increase in the underlying revenue activity as well as increased costs related to due diligence on new issuers. Our gross margin in the nine months ended September 30, 2022 decreased to 72% compared to 83% in 2021. This decrease is due to an increase in employee headcount for further diligence on our issuers and investors, as well as higher transaction costs including escrow fees which the company bears the cost on behalf of issuers.

Operating Expenses

Our total operating expenses during the nine months ended September 30, 2022 amounted to $23,870,771, which represented an increase of $10,175,364 or 74%, from the expenses in the same period in 2021. The increase in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $4,101,523 due to increased payroll and bonus expenses of approximately $1,380,154 due to increased headcount and additional options granted in the first nine months of 2022. Additionally, we incurred a penalty of $350,000 for the period ended September 30, 2022 (see, “Item 1. Legal Proceedings”) and legal fees increased $154,282 related to new initiatives and increased compliance and regulatory costs. Finally, stock-based compensation increased $1,283,912 due to the company having a higher valuation in 2022 vs 2021 which causes option grants in 2022 to have higher expenses than previous grants periods.
●	Increase in sales and marketing expenses of $4,341,682 primarily due to higher market research expense of $138,400 as well as increased payroll and bonus expenses of approximately $ 861,087 due to increased headcount and the payment of bonuses related to the improved operating results during 2021. Additionally, stock-based compensation increased $2,926,792 due to the company having a higher valuation in 2022 vs 2021 which causes option grants in 2022 to have higher expenses than previous grants periods.
●	Increase in research and development expenses of $2,153,914 due to increased headcount as the company focused on enhancing its platform and technology which lead to an increase of payroll and bonus expenses related to research and development of $1,628,910. Additionally, stock-based compensation increased $216,407 due to the company having a higher valuation in 2022 vs 2021 which causes option grants in 2022 to have higher expenses than previous grants periods.

Other Expense (Income), net

Our other income, net during the nine months ended September 30, 2022 amounted to $216,204, which represented cashback earned from our credit cards during the period. During the same period in 2021 our other income, net was $243,106 which primarily represented write of WeWork payables of 160,804.

Net Loss (Income)

Net loss attributable to shareholders totaled $9,581,454 for the nine months ended September 30, 2022, a decrease of $12,577,764 compared to a net income of $2,996,310 recognized during the nine months ended September 30, 2021.

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

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Nine-Months Ended
	September 30,
	2022	2021	$ Change
Net cash (used in) provided by operating activities	$(6,242,974)	$2,280,167	$(8,523,141)
Net cash (used in) provided by investing activities	$(1,827,503)	$(18,498)	$(1,809,005)
Net cash provided by financing activities	$1,657,936	$310,879	$1,347,057

Our net loss attributable to stockholders during the nine-month period ended September 30, 2022 was $9,582,027, as compared to a net income of $2,996,310 in during the nine-month period ended September 30, 2021.

Cash used by operating activities for the nine months ended September 30, 2022 was $6,242,974 as compared to cash provided by operating activities of $2,280,167 for the same period in 2021. The decrease in cash used by operating activities in 2022 was primarily due to the net loss in the period, offset by the company receiving a larger portion of revenue in the form of stock versus the prior year, recognition of deferred revenue from cash receipts in 2021, stock-based compensation increase of $6,171,725.

Cash used in investing activities for the nine months ended September 30, 2022 was $1,827,503, as compared to cash used in investing activities of $18,498 in the same period in 2021. The cash used in 2022 relates to the purchase or collectible assets that are sold in our StartEngine Assets offerings.

Cash provided by financing activities was $1,657,936 and $310,879 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Balance Sheet

The following table summarizes our assets and liabilities as of September 30, 2022 as compared as of December 31, 2021:

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$14,587,826	$21,000,367
Marketable securities	76,209	1,856
Accounts receivable, net of allowance	1,196,413	1,477,887
Other current assets	1,900,219	3,483,129
Total current assets	17,760,667	25,963,239

Property and equipment, net	108,992	57,541
Investments - warrants	1,497,518	1,130,133
Investments - stock	5,803,288	3,923,788
Investments - Collectibles	3,618,274	1,926,394
Investments - Real Estate	2,136,628	2,136,628
Intangible assets	20,000	20,000
Other assets	69,415	50,000
Total assets	$31,014,782	$35,207,722

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$562,615	$573,840
Accrued liabilities	1,706,748	2,607,420
Deferred revenue	2,391,667	4,111,829
Total current liabilities	4,661,030	7,293,089

Total liabilities	4,661,030	7,293,089

The company’s current assets decreased by $8,107,589 from December 31, 2021 to September 30, 2022. The decrease was primarily driven by a decrease in cash in the amount of $6,412,541 driven by its use in operating activities as well as conversion of cash into collectibles assets.

The company’s long-term assets increased by $4,009,059 from December 31, 2021 to September 30, 2022. This was driven primarily by:

●	A $1,691,880 increase in collectible assets related to the purchase of assets for our StartEngine Asset offerings which were started in 2021;
●	A $2,246,885 increase in warrants and stock assets which we earn as part of compensation for raising funds for issuers.

Current liabilities decreased by $2,538,543 which is primarily due to a decrease in deferred revenue of $1,625,179 due to recognition of deferred OWNers Bonus revenue from 2021, as well as lower OWNers Bonus Sales than 2021 which would have increased deferred revenue. Additionally, accrued liabilities decreased $902,141 due to credit card balance paydown between December 31, 2021 and September 30, 2022.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of September 30, 2022, the company’s current assets were $17,855,650. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Regulation A and Regulation CF offerings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, who is also our principal financial officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2022.

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

This risk is illustrated by the fact that, during preparation for financial reporting related to the quarter ended March 31, 2022, and based on comments received from the Securities and Exchange Commission, the company discovered certain classification errors (specifically for subscriptions receivable, allocated noncontrolling interest loss, and marketable securities as well as an error in using aggregation of the fair value of warrants issued instead of segregating those amounts) in its previously reported financial statements for the year ended December 31, 2021. The company’s management has concluded that, in light of the classification errors and aggregation error described above, the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of the company’s internal control over financial reporting. While the company has processes to identify and appropriately apply applicable accounting requirements, management has enhanced these processes in the past year by hiring an additional employee with a public accounting background specifically for the preparation of financial statements, and has begun working with an external consultant.

If we continue to have issues and/or fail to adapt our management, information systems and financial and internal controls to our growth, or if we encounter other unexpected difficulties, our business, financial condition and operating results will suffer. We are primarily reliant on one main type of service.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Offering type	Intermediary	Date commenced	Number of shares issued	Class of securities	Proceeds raised	Use of proceeds	Date closed (if open, N/A)
2022 Regulation A (1)	Dalmore Group, LLC*	March 14, 2022	(2)	Common Stock	(3)	Marketing, operations, product development, cash reserves	N/A
2021 Regulation A (4)	Dalmore Group, LLC*	August 27, 2021	1,234,922	Common Stock	$14,813,168	Marketing, operations, product development, cash reserves	December 19, 2021
2020 Regulation A	N/A	May 29, 2020	4,356,843 shares of Common Stock 67,500 shares of Series T Preferred Stock	Common Stock and Series T Preferred Stock and the Common Stock into which it converts	$17,052,746 for shares of Common Stock $200,000 for shares of Series T Preferred Stock	Marketing, operations, product development, cash reserves	December 17, 2020
April 2020 Regulation Crowdfunding	TruCrowd, Inc.	April 30, 2020	139,038	Common Stock	$518,209	Marketing, operations, product development, cash reserves	September 15, 2020
March 2020 Regulation Crowdfunding	TruCrowd, Inc.	March 12, 2020	51,624	Common Stock	$193,590	Marketing, operations, product development, cash reserves	December 5, 2020
December 2019 Regulation Crowdfunding	TruCrowd, Inc.	December 5, 2019	73,053	Common Stock	$182,633	Marketing, operations, product development, cash reserves	February 27, 2020
*	Only for certain investors, including residents in Florida for both offerings and residents in Texas during part of the offering in 2022.
(1)	Does not include 55,558 shares of Common Stock sold for a total of $1,253,875 by selling shareholders under the company’s Regulation A offering.
(2)	As of November 14, 2022, the company sold 114,420 shares of Common Stock in this Regulation A offering.
(3)	As of November 14, 2022, gross proceeds raised in this Regulation A offering were $6,269,375.
(4)	Does not include 1,128,085 shares of Common Stock sold for a total of $13,958,197 by selling shareholders under the company’s Regulation A offering.

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
Date: November 14, 2022
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer, principal financial officer, principal accounting officer and Director