Form 10-K
period 2022-12-31
STARTENGINE CROWDFUNDING, INC.
filed 2023-03-31
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-56415

StartEngine Crowdfunding, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-5371570
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

4100 West Alameda Avenue, 3rd Floor, Burbank, CA	91505
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code (800) 317-2200

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.-If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2022, the last business day of the registrant’s most recently completed fourth fiscal quarter was $654,636,600 based upon the per share price in our current offering under Regulation A.

As of March 31, 2023, the registrant had 33,473,977 shares of Common Stock, 482,104 shares of Series T Preferred Stock, 10,240,536 shares of Series Seed Preferred Stock and 9,272,044 shares of Series A Preferred Stock

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

StartEngine Crowdfunding, Inc.

Form 10-K

Note About Forward-Looking Statements

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “StartEngine,” “Company,” “we,” “us,” and “our” in this document refer to StartEngine Crowdfunding, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

PART 1

Item 1.Business

StartEngine Crowdsourcing Inc. was incorporated in the State of Delaware on March 19, 2014. On May 8, 2014, the company changed its name to StartEngine Crowdfunding, Inc.

StartEngine aims to revolutionize the startup financing model by helping both accredited and non-accredited investors invest in private companies on a public platform. In 2015, StartEngine Crowdfunding began operating under Title IV of the JOBS Act, allowing private companies to advertise the sale of their stock to both accredited and non-accredited investors under Regulation A, and under Title II of the JOBS Act, which permits offerings to accredited investors to be advertised under Rule 506(c) of Regulation D. StartEngine continues to expand the breadth of its offerings in order to better serve its mission. Operations expanded in 2016, as Regulation Crowdfunding, adopted in response to Title III of the JOBS Act, went into effect and we offered services to companies raising money under Regulation Crowdfunding. Beginning in December 2017, StartEngine began offering transfer agent services through one of its subsidiaries. In June 2019, StartEngine Primary LLC was approved for membership as a broker-dealer with FINRA. StartEngine Primary now offers broker-dealer services to companies selling securities in Regulation A and Regulation D offerings and operates our alternative trading system.

StartEngine’s most recent addition to its family of services are securitization services that it provides through its subsidiary StartEngine Assets.

StartEngine Crowdfunding has four wholly owned direct operating subsidiaries:

●	StartEngine Capital LLC (“StartEngine Capital”), a funding portal registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”), operates under Title III of the JOBS Act, which introduced Regulation Crowdfunding.
●	StartEngine Secure LLC (“StartEngine Secure”), a transfer agent registered with the SEC that was formed on December 12, 2017.
●	StartEngine Primary LLC (“StartEngine Primary”), a company formed on October 12, 2017, a registered broker-dealer, which was approved to act as alternative trading system on April 16, 2020.
●	StartEngine Assets LLC (“StartEngine Assets”), a company formed on May 18, 2020, for the purpose of securitizing assets. StartEngine Assets currently has three active subsidiaries for which StartEngine Assets is the administrative manager and/or managing member.

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

The assets of the SeedInvest business include SeedInvest Technology, LLC and substantially all the assets related to owning and operating the crowdfunding platform at www.seedinvest.com.

The sellers will retain among other items: their broker-dealer regulatory approvals and licenses; equity interests, convertible notes, SAFEs and all other investment contracts received, and in certain cases to be received, in SeedInvest portfolio companies; and receivables related to current and certain contemplated offerings.

The parties anticipate this sale will close by the end of the first quarter of 2023. StartEngine notes that there can be no assurance that the transaction will close. Further, though StartEngine believes that acquiring these assets from SeedInvest will create opportunities for StartEngine to expand its current and future offerings to a broader base of investors, there is no guarantee that the acquisition have the impact anticipated. While StartEngine is excited by this opportunity, it does not believe that this acquisition would result in a fundamental change to the nature of its business or plan of operations. For details, see Exhibit 6.4 filed as an exhibit to the offering statement of which this offering circular forms a part.

Principal Products and Services

Offerings: Depending on the type of offering being made, we currently operate as a technology platform connecting issuers and investors, as a broker-dealer and as a Regulation Crowdfunding funding portal. We facilitate the following types of offerings that are exempt from registration under the Securities Act:

●	Regulation A Offerings: Through StartEngine Primary we host Regulation A offerings on our platform. These companies are seeking to raise anywhere from $100,000 to $75 million and we provide an array of services, including acting as a broker-dealer, assisting with due diligence, custodial accounts and coordinating vendors.
●	Regulation Crowdfunding Offerings: Through StartEngine Capital, our funding portal registered with the SEC and FINRA, we host Regulation Crowdfunding offerings. These companies are seeking to raise anywhere from $10,000 to $5 million, and we also provide an array of services permitted by Regulation Crowdfunding, including campaign page design services, marketing consulting services, assisting with due diligence, custodial accounts, and coordinating vendors.
●	Rule 506(c) Offerings: Through StartEngine Crowdfunding, we host offerings under Rule 506(c) of Regulation D. Accredited investors are allowed to invest in these offerings and we host these offerings either on a stand-alone basis or concurrently with a Regulation Crowdfunding offering. Under Rule 506(c), companies can use general solicitation to attract investors and there is no limit to the amount of money that can be raised. Therefore, companies engaged in a concurrent Regulation Crowdfunding offering can also raise additional funds from accredited investors providing they comply with the requirements of each exemption.

StartEngine OWNers Bonus: The general public can become members of the StartEngine OWNers bonus program on StartEngine’s website for $275 per year. The OWNers Bonus entitles members to 10% bonus shares on all investments they make in offerings on StartEngine where the issuer chooses to participate in the program. Issuers using our broker-dealer and funding portal services can choose to participate in our OWNers bonus program with respect to the offerings they are making under Regulation A or Regulation CF. Those issuers will grant bonus shares in their offerings to members of the StartEngine OWNers bonus program. The bonus shares are included in the offering statements filed with the SEC, and therefore offered and sold in reliance on Regulation A or Regulation CF, respectively.

StartEngine Secure: Through our wholly owned subsidiary, StartEngine Secure, we offer transfer agent services. These services include tracking each investor’s account information and the amount of securities purchased and date purchased. We began offering transfer agent services in May 2017 to all of our clients and became a registered transfer agent in November 2017. Revenues from this service were first recognized in January 2018. Our goal is to provide a seamless service to our client companies. Our intent is for our transfer agent to have agreements with our various entities to allow it to collect information on investors and their investments through an API (application programming interface). Therefore, when a company raises money on StartEngine, our transfer agent will be notified and sent the investor information and the investment details. The transfer agent will then capture this information into its redundant and secure database hosted in the cloud and encrypt for security purposes.

StartEngine Premium: For our Regulation Crowdfunding campaigns, we offer marketing services branded under the name “StartEngine Premium”. For an additional fee, our team will support companies with the design of their campaign pages, provide a designated account consultant to guide a company throughout the campaign creation process, and assist a company in developing a marketing strategy based on best practices and analytics from previous successful campaigns. This service first generated revenues in May 2017.

StartEngine Promote: Our funding portal offered digital advertising services branded under the name “StartEngine Promote”. These services were aimed at improving the success of Regulation Crowdfunding campaigns through paid advertising. For a percentage of the net investments attributable to advertisements placed by StartEngine, our team supported companies with the creative design, purchase, and optimization of advertising across, but not limited to, Facebook, Instagram, Linkedin, Twitter, and Google Adwords. We offered this services from 2018 until January 1, 2022.

StartEngine Primary: By adding broker-dealer services to the mix of our offerings, we are able to take a more active role in the promotion and sale of securities in Regulation A, Regulation Crowdfunding and Regulation D offerings hosted on our platforms. Further, we are able to facilitate the secondary trades on StartEngine Secondary, see (-”StartEngine Secondary” below). StartEngine Primary received approval for a range of business lines to allow us to act as the broker-dealer for the private placements of securities (which includes securities sold under Regulation D), to effect transfers and sales on StartEngine Secondary, and to be able to receive referral fees and commissions for sales of securities. Further, to expend our services that we can offer our clients, we filed a continuing membership application with FINRA (“CMA”) to be a clearing or “carrying” broker-dealer so in addition to handling a client’s orders to buy and sell securities we can also maintain custody of a client’s securities and other assets (e.g. cash in their account). Our broker-dealer registration became effective in June 2019, and our CMA for become a carrying broker-dealer was accepted at the end of September 2021.

StartEngine Secondary: The goal of the StartEngine Secondary platform is to increase liquidity for shares sold in Regulation A, Regulation Crowdfunding and Regulation D offerings. We facilitate the transfer and sale of these shares by creating an alternative trading system (“ATS”) to allow for secondary trades. Sales of shares sold under Regulation A on the StartEngine platform are permitted immediately, while holders of shares sold under Regulation Crowdfunding and Regulation D will need to wait one year in order to comply with the applicable transfer restrictions to participate on the platform. After receiving the requisite FINRA approval to operate as an ATS, StartEngine Primary launched its ATS, branded as “StartEngine Secondary” on May 18, 2020.

To date, StartEngine Secondary has a limited operating history, and only five companies have been quoted on this platform, including the Company itself. Over 400 issuers have signed to be quoted on this platform. Currently, for StartEngine Secondary, we generate revenues by charging trade commissions to the sellers of the shares and we intend to generate revenues by charging initial and annual quotation fees.

StartEngine Assets: The goal of StartEngine Assets is to provide retails investors the opportunity to invest in various asset classes - including real estate, wine, fine art, trading cards, watches, comics and NFTs. We are currently selling securities under StartEngine Collectibles Fund I LLC (the Collectibles Fund”). The Collectibles Fund is geared at securitizing collectible assets and selling shares in them to the public. Our Collectible Fund has a qualified offering statement under Regulation A and is currently selling shares in series for wine, fine art, trading cards, watches and comics. StartEngine Assets LLC has been purchasing assets to sell to these funds. To date, this is still an early venture and we have yet to determine if there is a market for investments of this type. Further, to the extent there is a market, we may broaden what types of collectibles we may offer (for example, we may include cars and memorabilia) and we may decide to limit selling other types of assets (for example, at this point the Company does not intend to purchase any additional NFTs or other crypto assets.). It is not clear at this time whether the assets business will ever amount to a material portion of our overall business.

StartEngine iOS: To improve our user experience and facilitate using our services, StartEngine our services can be accessed through our iOS application.

Support Services

Our Company is focused on our core competencies and therefore we surround ourselves with third party companies who help us accomplish our non-core tasks.

We rely on the following companies for outsourced services:

●	Bryn Mawr Trust Company: Escrow Services
●	Kingdom Trust Company: Escrow Services
●	Amazon AWS: Cloud hosting
●	Google Business: Cloud email and applications

Market

Regulation A

Amended Regulation A became effective June 19, 2015. According to the SEC, the size of the Regulation A market increased to approximately $1.8 billion from July 1, 2021 to June 30, 2022 from approximately $1.7 billion for the period from July 1, 2020 to June 30, 2021.

As of March 31, 2023, we have hosted 60 Regulation A offerings, which have raised a total of approximately $263 million on our platforms, not including five offerings for StartEngine itself and 33 offerings of series of companies managed by StartEngine Assets, LLC. We believe the market for Regulation A will continue to grow as more companies become aware of the ability to raise capital through crowdfunding platforms. Because it permits a maximum raise of $75 million each 12 months, we believe this rule is well suited for small and midsize businesses. We have seen the demand increase significantly between 2019 and 2022. Excluding offerings for StartEngine itself and its affiliates, we have hosted eight offerings in 2019, 13 offerings in 2020, 17 offerings in 2021 and 22 offerings in 2022. The number of offerings hosted is based on the year launched and do not include offerings for StartEngine itself and the offerings of series for StartEngine Collectibles Fund I LLC. We believe the recent administrative change to increase the maximum offering amount from $50 million to $75 million and the change to permit SEC-reporting companies to make offerings in reliance on Regulation A has been and will continue to increase the size of the market and make Regulation A a more appealing form of capital formation for some companies. We expect to continue to increase the number of companies who list their offerings on our platform, although we are likely to encounter competition from other platforms and from companies who seek to raise funds online without using a platform. Further, our broker-dealer capabilities will enable us to increase the scope of services offered to our clients.

Regulation Crowdfunding

Since its launch on May 16, 2016, we estimate that as of March 31, 2023, 1,007 offerings have raised over $405 million on StartEngine through Regulation Crowdfunding. According to the SEC, the size of the Regulation Crowdfunding market was approximately $368 million for the period from July 1, 2021 to June 30, 2022, more than double the approximately $174 million for the period from July 1, 2020 to June 30, 2021.

We believe Regulation Crowdfunding will continue to grow year over year as more startup companies become aware of this funding method and view Regulation Crowdfunding as a viable fundraising option. We have seen the demand increase significantly between 2019 and 2020. And, with the 2021 increase on the annual cap to $5 million, we have seen an increase in interest in this form of funding from prospective issuers throughout 2021 and 2022. Regulation Crowdfunding makes it relatively inexpensive to make an offering of securities: legal, compliance and accounting costs can be less than $10,000, and offering costs can be even cheaper for companies who prepare the documentation internally. With a current maximum raise of $5 million per year, we believe that this funding method is perfect for early-stage companies.

We are working to increase awareness of the benefits of Regulation Crowdfunding through a lead generation program that includes advertising on social media, email marketing and other marketing support. We mainly focus on start-ups; however, our outreach will also include some companies further along in their development. We have and plan to continue to educate the market through the content we write and publish on our blog as well as being guest authors on other popular blogs.

Rule 506(c)

Offerings under Regulation D include those under Rule 506(b), Rule 506(c), and Rule 504. According to the SEC, the size of the Rule 506(b) market was approximately $2.3 trillion, the Rule 506(c) market was approximately $148 billion and the Rule 504 market was approximately $624 million for the period from July 1, 2021 to June 30, 2022. The vast majority of Regulation D sales were through Rule 506(b), which does not allow for general solicitation and allows for some non-accredited investors as well as less stringent requirements for verifying accredited status. Based on this information, we believe there is large potential market for online sales under Rule 506(c).

Rule 506(c) offerings are an inexpensive way to raise capital from accredited investors with a low cost of entry. Further, recent expansion of the definition of an “accredited investor” may widen the pool of potential investors. We estimate it can cost under $10,000 to prepare an offering under Rule 506(c). There is no limitation on the amount raised, which makes this rule attractive to companies who just completed a Regulation Crowdfunding offering or are planning a Regulation A campaign in the near future. This exemption can be used together with Regulation A and Regulation Crowdfunding. For Regulation Crowdfunding offerings, this exemption provides companies an opportunity to extend an offering beyond Regulation Crowdfunding once the maximum $5 million has been reached. For Regulation A offerings, this exemption can be used as a fundraising option prior to the launch of the offering, because of the time it takes to get a Regulation A offering qualified. Currently, this represents only a small part of our overall business.

Transfer Agent

The exemptions provided by Regulation A and Regulation Crowdfunding include conditional exemptions from the registration requirements of the Securities Exchange Act of 1934. One of the conditions is that should the number of a company’s securityholders and/or the value of a company’s assets exceed a certain threshold, a company needs to use a registered transfer agent to avoid the requirement that the company become a fully-registered company with the SEC - an expensive proposition for many of these small companies. Therefore, the market for our transfer agent services includes all companies that have previously raised funds through Regulation A and Regulation Crowdfunding offerings. Currently, we mainly market our services to our current clients.

StartEngine Secondary

We believe that a portion of the owners of securities purchased under Regulation A, Regulation D and Regulation Crowdfunding will be interested in selling their securities to prospective buyers. There is no viable marketplace today for these securityholders to sell their securities unless the company seeks a quotation on an over-the-counter marketplace. Companies who use Tier 1 of Regulation A or Regulation Crowdfunding do not qualify for quotation on the leading over-the-counter marketplace. Further even if a company qualifies for that market, which would include issuers using Tier 2 of Regulation A, the quotation requirements are expensive. We believe StartEngine Secondary has the potential for success because there are limited trading forums for these securities.

StartEngine Assets

We believe that there are many companies and individuals who have value to bring to the market including specialized knowledge about unique types of assets and are interested in capital formation but lack the internal infrastructure in order to accept and manage investments from a large pool of investors. StartEngine Assets intends to remove this friction point by providing the administrative, technical and technological assistance needed. Further, we believe investors would be excited to invest in diverse asset pools that traditionally were only available to high net worth individuals. At this time, the full extent of investor interest is not clear, and we do not know whether this line of business will ever be a material part of our operations.

Currently, our Collectible Fund has a qualified offering statement under Regulation A and is currently selling shares in series for wine, fine art, trading cards, watches and comics. StartEngine Assets LLC has been purchasing assets to sell to these funds. To date, this is still an early venture and we have yet to determine if there is a market for this service; to the extent there is a market, we may broaden what types of collectibles we may offer (for example, we may include cars and memorabilia) and we may decide to limit selling other types of assets (for example, at this point the Company does not intend to purchase any additional NFTs or other crypto assets.).

Registered User Base

As of March 31, 2023, we have approximately 1,064,000 registered users. Of these, approximately 305,571 have made investments on our platform. We determine registered users by tracking unique email addresses from investor profiles that have not deactivated their profiles. As an individual could have multiple email addresses across multiple profiles, or may no longer be active, even if they have not deactivated their profile, registered users is an approximate gauge and could overstate the actual number of unique registered users. There is no fee associated with becoming a registered user. Of the users who have made investments the average number of investments is approximately 2.3 and the amount per investment is approximately $951. We are seeing week-over-week growth in registered users and expect to register more users as we add more companies to our platform.

Competition

With respect to offerings made under Regulation Crowdfunding, we compete with other intermediaries, including brokers and funding portals such as WeFunder, Republic and MicroVentures. We have also seen more market entrants due to the 2021 increase in the cap size from $1.07 million to $5 million.

With respect to offerings under Regulation A, we compete with other platforms, hosting services and broker-dealers. Some of our competitors include Dalmore, Dealmaker, Republic and Wefunder.

With respect to offerings under Rule 506(c), or online offerings made under Regulation D (which includes non-solicited offerings), we compete with platforms such as AngelList, EquityNet, FundersClub and Fundable.

With respect to our transfer agent, we compete with transfer agents such as Computershare and VStock Transfer.

With respect to our offerings under StartEngine Assets, we compete with other companies selling shares in collectibles, including on the Rally Rd., Collectables and Otis platforms.

Strategy

Our Mission: Help entrepreneurs and investors achieve their dreams.

Our Strategy: We provide technology to allow the general public to invest in entrepreneurs.

Our Advantages

We believe that StartEngine is one of the leaders in the global crowdfunding nation. We aim to facilitate financial ignition of innovative companies led by determined, intelligent entrepreneurs who have the energy and talent to start and grow successful companies.

We harness the power and wisdom of “The Crowd” through the internet to release entrepreneurial creativity, thereby creating jobs, economic efficiency and ultimately economic growth. We believe we not only help entrepreneurs raise capital to start and grow their businesses, but we also help them build armies of committed, long-term brand ambassadors who, as investors, promote their companies to their friends, families and colleagues.

As one of the first movers in the equity crowdfunding industry, we are active in crowdfunding legal and regulatory affairs. Our position allows us to collaborate to establish industry-wide best practices and to improve the quality of listings. We believe our backend operating systems are highly efficient. Each function operates through documented procedures to ensure consistent, quality results. Knowing what it takes to successfully grow a company, we try to keep operating expenses to a minimum.

We believe that StartEngine’s key asset is its team members. We are a group of talented people who have come together to democratize finance and investment in startup and growth companies. The hallmark of the Company is talented, respectful, enthusiastic and entrepreneurial people who understand and operate on the principles of dignity and respect.

Our mission is to help entrepreneurs and investors achieve their dreams. Our objective is that by 2029, we will facilitate funding of $10 billion for companies.

Research and Development

StartEngine invested approximately $4,667,593 in 2022 and $3,132,996 in 2021 in research and development, product development, and maintenance.

Employees

As of March 31, 2023, we had 82 employees. We also work with a large number of contractors for user-experience design, security controls, and testing, services and marketing.

Regulation

Having platforms that host Regulation A, Regulation Crowdfunding and Regulation D offerings, we are required to comply with a variety of state and federal securities laws as well as the requirements of FINRA, a national securities association of which our funding portal subsidiary and our broker-dealer are members. Further, as a registered transfer agent, we are required to comply with a variety of state and federal securities laws and laws that govern transfer agents, as well as laws aimed at preventing fraud, tax evasion and money laundering

Regulation Crowdfunding

In order to act as an intermediary under Regulation Crowdfunding, our subsidiary is registered as a funding portal with the SEC and became a member of FINRA. In the future, we may be subject to additional rules issued by other regulators, such as the money-laundering rules proposed by FinCEN.

SEC Requirements

As a funding portal, our subsidiary is prohibited from engaging in certain activities in order not to be regulated as a full-service broker-dealer. These activities are set out in Section 4(a)(6) of the Securities Act and in Regulation Crowdfunding. We have accordingly established internal processes to ensure that our subsidiary as well as its agents and affiliates do not engage in activities that funding portals are not permitted to undertake, including:

●	Providing investment advice or recommendations to investors for securities displayed on our platform;
●	Soliciting purchases, sales or offers to buy securities displayed on our platform;
●	Compensating employees, agents or other persons for solicitation or for the sale of securities displayed or listed on our platform; or
●	Holding, managing, processing or otherwise handling investors’ funds or securities.

In addition, our funding portal has certain affirmative requirements that it is required to comply with to maintain its status. These affirmative obligations include:

●	Providing a communications channel to allow issuers to communicate with investors;
●	Having due diligence and compliance protocols and requirements in place so that the Company has a “reasonable basis” to believe that
●	its issuers are in compliance with securities laws, have established means to keep accurate records of the securities offered and sold, and that none of their covered persons (e.g., officers, directors and certain beneficial owners) are “bad actors” and therefore disqualified from participating in the offering;
●	its issuers and offerings do not present the potential for fraud or otherwise raise concerns about investor protection; and
●	its investors do not invest more than they are allowed to invest under the limitations set out in Regulation Crowdfunding; and
●	Creating procedures for its investors to notify them of risks regarding investing in securities hosted on its platform and providing them with required investor education and disclosure materials.

We are also required to set up protocols regarding payment procedures and recordkeeping.

FINRA Rules

As a member of FINRA, our funding portal is subject to their supervisory authority and is required to comply with FINRA’s portal requirements. Some of those rules are also applicable to the Company as an entity associated with the portal. These requirements include rules regarding conduct, compliance and codes of procedure. For instance, FINRA’s compliance rules require timely reporting of specified events, such as complaints and certain litigation against the portal or its associated persons as well as the provision of the portal’s annual financials prepared on a U.S. GAAP basis. In addition, under the conduct rules, the portal is required to conduct its business in accordance with high standards of commercial honor and just and equitable principles of trade, is limited to certain types of communications with investors and issuers, and is prohibited from using manipulative, deceptive and other fraudulent devices.

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

Liability

Under Section 4A(c) of the Securities Act, an issuer, including its officers and directors, may be liable to the purchaser of its securities in a transaction made under Section 4(a)(6) if the issuer makes an untrue statement of a material fact or omits to state a material fact required to be stated or necessary in order to make the statements, in light of the circumstances under which there were made, not misleading; provided, however, that the purchaser does not know of the untruth or omission, and the issuer is unable to prove that it did not know, and in the exercise of reasonable care could not have known, of the untruth or omission.

Though not explicitly stated in the statute, this section may extend liability to funding portals, and the SEC has stated that, depending on the facts and circumstances, portals may be liable for misleading statements made by issuers. However, funding portals would likely have a “reasonable care” due diligence defense. “Reasonable care” would include establishing policies and procedures that are reasonably designed to achieve compliance with the requirements of Regulation Crowdfunding, including conducting a review of the issuer’s offering documents before posting them to the platform to evaluate whether they contain materially false or misleading information. We have designed our internal processes and procedures with a view to establishing this defense, should the need arise.

We may also face liability from existing anti-fraud rules and statutes under the securities laws. For instance, under Section 9(a)(4) of the Exchange Act anyone who “willfully participates” in an offering could be liable for false or misleading statements made to induce a securities transaction. Further, the Supreme Court Lorenzo opinion in 2019 established liability for the “dissemination” of misleading statements under Rule 10b-5 under the Exchange Act.

In addition, FINRA imposes liability for certain conduct, including violations of commercial honor and just and equitable principles of trade and acts using manipulative, deceptive and other fraudulent devices.

Regulation A and Regulation D

Broker-Dealer Regulations

Our subsidiary, StartEngine Primary, is registered as a broker-dealer with the SEC and a member of FINRA. The registration process not only includes registering with the SEC, but also requires membership in a self-regulatory organization (in our case, we are a member of FINRA) and in the Securities Investor Protection Corporation (“SIPC”), compliance with state requirements and making sure that our associate persons satisfy all applicable qualification requirements.

SEC Requirements

Since StartEngine Primary became a broker-dealer, it has been required to comply with extensive SEC regulations with respect to its conduct and the processing of transactions. These include requirements related to conduct, financial responsibility, and other requirements such as those that relate to communications, anti-money laundering (AML) and ongoing internal controls and governance. In addition, StartEngine Primary has been approved to operate an alternative trading system for secondary trading of securities. StartEngine also need to comply with extensive SEC regulations with respect to its conduct and its execution and clearance of transactions.

FINRA Requirements

Since StartEngine Primary became a of FINRA as a broker-dealer, it has been subject to FINRA’s supervisory authority and is required to comply with FINRA’s rules and regulations. These rules and regulations include many similar requirements to those of the SEC, and in many cases are broader in scope and provide more specificity. FINRA also has rules regarding conduct, compliance and codes of procedure. For instance, FINRA members must comply with NASD’s Rules of Fair Practice, which broadly speaking requires broker-dealers to observe high standards of commercial honor and just and equitable principles of trade in conducting their business. There are also rules that relate to use of manipulative, deceptive or other fraudulent devices, suitability, payments to unregistered persons, know your customer, supervision of our employees and responsibilities related to associated persons, financial soundness, recordkeeping, maintaining procedures, arbitration for customer disputes, AML and submitting to ongoing supervision. We are also required to undertake due diligence investigations with respect to Regulation A and Regulation D offerings.

Conduct Requirements

In general, many of the rules that govern broker-dealers stem from antifraud provisions; these requirements are broad in scope and prohibit misstatements or misleading omissions of material facts, and fraudulent or manipulative acts and practices, in connection with the purchase or sale of securities. Specifically, the following rules apply:

●	Section 9(a) prohibits particular manipulative practices regarding securities registered on a national securities exchange.
●	Section 10(b) prohibits the use of “any manipulative or deceptive device or contrivance” in connection with the purchase or sale of any security.
●	Section 15(c)(1) prohibits broker-dealers from effecting transactions in, or inducing the purchase or sale of, any security by means of “any manipulative, deceptive or other fraudulent device” in over-the-counter markets
●	Section 15(c)(2) prohibits a broker-dealer from making fictitious quotes in over-the-counter markets

Antifraud specific requirements include those related to:

●	Duty of fair dealing (e.g., charging reasonable fees, promptness of executive orders, and disclosing specified material information as well as any conflict of interest);
●	Regulation Best Interest (e.g., a duty to act in the “best interests” of retail customer (defined as natural persons and their legal representatives), which includes certain disclosure and care obligation and compliance obligations as well as maintaining policies and procedures to minimize the effects, if any, of conflicts of interest);
●	Duty of best execution (e.g., a duty of execution requires that based on the circumstances requirement to find the most favorable terms for a customer;
●	Customer confirmation (e.g., at or before the completion of transaction certain information must be provided to customers, including specifics on the sale, the payment that the broker-dealer receives, etc.);
●	Disclosure of credit terms;
●	Restrictions on short sales;
●	Trading during an offering; and
●	Restrictions on insider trading.

Finally, broker-dealers are governed by requirements regulating employees and individuals associated with the broker-dealer.

Financial Responsibility Requirements

Financial responsibility and operations requirements include: net capital requirements, margin requirements, customer protection requirements (e.g., reserve account and segregation of customer assets), risk assessment requirements, financial reporting (including an independent audit), and recordkeeping requirements. The minimum net capital requirement for StartEngine Primary is $250,000. As a self-clearing broker-dealer StartEngine Primary is specifically obligated under net capital requirements to maintain a sufficient level of net capital to cover any open trades that fail to settle.

Anti-Money Laundering

The Bank Secrecy Act, as amended by the USA PATRIOT ACT of 2001 (the “BSA/USA PATRIOT Act”), requires broker-dealers to develop anti-money laundering (“AML”) programs to assist in the prevention and detection of money laundering and combating terrorism. Broker-dealers are also are subject to U.S. sanctions laws administered by the Office of Foreign Assets Control and are expected to have policies and procedures in place to comply with these laws.

Other Requirements

Broker-dealers are subject to a host of other rules and requirements including: mandatory arbitration, submitting for SEC and FINRA examinations, maintaining and reporting information on the broker-dealers affiliates (in our case, this includes the parent organization as well as the other subsidiaries), following electronic media and communication guidelines as well as maintaining an AML program.

Liability

Under our arrangements that do not use the services of our broker-dealer subsidiary, Section 12(a)(2) of the Securities Act, which applies to Regulation A, imposes liability for misleading statements not only on the issuers of securities but also on “sellers,” which includes brokers involved in soliciting an offering. Rule 10b-5 under the Exchange Act generally imposes liability on persons who “make” or disseminate misleading statements. Currently, the information presented on our platform is driven by the issuers. Additional liability may arise from as-yet untested provisions such as Section 9(a)(4) of the Exchange Act, discussed above.

Broker-dealers are subject to heightened standards of liability. Not only do broker-dealers have potential liability under Section 12(a)(2) but we also are subject to liability under Rule 10b-5. Broker-dealers may also be subject to liability for failure to comply with SEC and FINRA requirements, including claims that we can be held liable for the behavior of our agents (control person liability), claims regarding unsuitable recommendations, violations of margin rules, breach of contract, common law claims of fraud and various claims under state laws.

Regulation S

Regulation S provides that the registration requirements of the Securities Act do not apply to offers and sales of securities that occur outside the United States. Regulation S provides safe harbors that provide specific conditions for transactions so that the transactions will be deemed to occur outside the United States, including the imposition of “distribution compliance periods” during which securities may not be resold or transferred to “US persons”. The distribution compliance periods vary accordingly to whether the issuer of securities is a domestic or foreign company and whether or not the issuer’s securities are registered under the Exchange Act and subject to ongoing reporting obligations thereunder. The securities that we are most likely to host on our platform in Regulation S offerings are those of non-reporting US issuers, whose equity securities are subject to a one-year distribution compliance period, and whose non-equity securities are subject to a 40-day distribution compliance period. During the distribution compliance period, purchasers of the securities are required to certify that they are not US persons, and agree to resell only to non-US persons. Securities professionals are required to deliver confirmations to buyers of securities stating that these resale restrictions apply to the buyers. Disclosure of these restrictions are also required to be made in selling materials and on the securities themselves. “US persons,” are defined in Regulation S, which includes natural persons resident in the United States, partnerships and companies organized under US law, estates and trusts of which administrators, executors or trustees are US persons, discretionary accounts held by a US fiduciary for US persons, non-discretionary accounts held for the benefit of US persons, and certain foreign partnerships and companies created by US persons. These conditions may require limiting access to campaign pages to non-U.S. based internet addresses.

Issuers that rely on Regulation S are still required to comply with the requirements of the jurisdiction in which their securities are sold.

Operation of ATSs

The ATS must be operated by a broker-dealer. Our broker-dealer, StartEngine Primary, is governed by the rules regulating broker-dealer trading systems. Regulation ATS includes provisions that govern the operations an ATS such as those that relate to fees charged, fair access to the trading system, system requirements (capacity, integrity and security), display of orders and capacity to execute those orders, recordkeeping and reporting, and establishing procedures including related to confidentiality of trading information, among other things.

Operating an ATS, means that we also need to ensure compliance with relevant state laws, referred to as blue sky requirements. While states are preempted from regulating many facets of initial offerings (e.g., in Regulation A and Regulation Crowdfunding), secondary offerings, the type that will occur on our ATS, are not pre-empted under state laws. Therefore, even though a security may be freely tradeable under federal laws, our ATS and issuers will need to comply with the blue sky requirements as well.

Transfer Agent Regulations

As a registered transfer agent, we are required to comply with all applicable SEC rules, which predominantly includes the rules under Section 17A(c) of the Exchange Act. The requirements for transfer agents include:

●	minimum performance standards regarding tracking, recording and maintaining the official record of ownership of securities of a company and related recordkeeping and reporting rules;
●	timely and accurate creation of records for security holders; and
●	related safeguards and data security requirements for fraud prevention.

In addition, we must comply with various state corporate and securities laws as well as provisions of the Anti-Money Laundering (AML) regulations, Office of Foreign Assets Regulations (OFAC) and the Foreign Account Tax Compliance Act (FATCA).

Intellectual Property

We have a trademark for “StartEngine” in the United States. We do not own any patents; however, we have our own proprietary source code that we use in operating our platform. We also have a patent pending covering peer to peer trading.

Litigation

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. Other than discussed above in “The Company’s Business - Regulation - Regulation Crowdfunding - FINRA Rules”, we are currently not a party to any material legal proceeding.

Available Information and Reports to Security Holders

We are currently required to file annual, quarterly and current reports with the SEC, as well as proxy statements, information statements, and other information with the SEC. Our SEC filings will also be available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov.

Our website address is http://www.startengine.com. Information contained on the website does not constitute part of this Registration Statement. We have included our website address in this Offering Statement solely as an inactive textual reference. We make available, through a link to the SEC’s website, electronic copies of the materials we file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Section 16 reports filed by our executive officers, directors and 10% stockholders and amendments to those reports.

THE COMPANY’S PROPERTY

We do not own any significant property. We are currently working remotely. We a have a service agreement for our office space at 4100 W Alameda Ave., Suite 300, Burbank, CA 91505. It is a month-to-month agreement.

Currently, our subsidiary, StartEngine Assets LLC, owns a building located at 327 South Madison Way, Glendale, California 91205. StartEngine Assets intends to sell the building in 2023 on the open market.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

Risk Factors Related to the Company and its Business

We are a relatively early stage company and have not yet generated any yearly profits.

StartEngine was formed in 2014 and is still working on fine tuning its business plan to one that will enable it to generate profits on an annual basis and to maintain profitability. Though our core business model of operating our funding portal and broker-dealer services have been receiving revenues for nearly eight years and three years, respectively, we are still evolving aspects of business model, including modifying our revenue models, adding additional products (e.g., StartEngine Secondary and our securitization products), and modifying our current offerings in light of regulatory changes and/or interactions with regulators (see, “The Company’s Business – Regulation”). Accordingly, the Company’s operating history may not be indicative of future prospects. Our current and proposed operations are subject to all the business risks associated with relatively new enterprises that are still in growth and/or expansion phases. These include likely fluctuations in operating results as the Company reacts to developments in its market, manages its growth, and develops new services as well as the entry of competitors into the market. We will only be able to pay dividends on any shares once our directors determine that we are financially able to do so. Since inception, StartEngine has not generated sufficient revenues to cover operational expenses. There is no assurance that we will be consistently profitable in the next three years or generate sufficient revenues to pay dividends to the holders of our shares.

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

We are subject to extensive regulation and failure to comply with such regulation could have an adverse effect on our business. Further, our subsidiary StartEngine Capital LLC is registered as a funding portal; our subsidiary StartEngine Secure LLC is registered as a transfer agent; and our subsidiary StartEngine Primary LLC is registered as a broker-dealer and operates an alternative trading system under the brand “StartEngine Secondary”. As a funding portal and broker-dealer, we have to comply with stringent regulations, and the operation of our funding portal, broker-dealer and alternative trading system services exposes us to a significant amount of liability. Regulated entities are frequently subject to examination, constraints on their business, and in some cases fines. For instance, our subsidiary StartEngine Capital LLC submitted a Letter of Acceptance, Waiver and Consent (“AWC”) on March 11, 2022, and FINRA accepted the AWC on May 4, 2022. The AWC provides for a censure, a $350,000 fine, and a certification to be made by our funding portal that it has established and implemented policies, procedures, and internal controls sufficient to address the issues identified in the AWC. Further we have seen increased regulations in this industry from regulators (both federal and state) and FINRA. In light of this, we expect increased compliance costs as well as potential subjecting us to additional liabilities. See “Item 1. Business – Regulation.” In addition, some of the restrictions and rules applicable to our subsidiaries could adversely affect and limit some of our business plans of other parts of our business.

We were approved as a broker-dealer in 2019, launched our alternative trading system in 2020, became a “carrying” broker-dealer in 2021, and are still in the process of adapting our business model and pricing structure.

Until June 2019, we were not a broker-dealer and had structured our business model in a way that we believe allowed us to act in this arena without registration. Since we began operating as a broker-dealer, we not only have been subjected to federal and state requirements but also have needed to comply with the requirements of FINRA, the self-regulatory organization, that apply to broker-dealers and the regulations that apply to the operation of alternative trading systems. In addition, we have expanded the scope of our operation including launching our alternative trading system in May 2020, and became a “carrying” broker-dealer at the end of September 2021, which increased our net capital requirements. We are still in the process of adapting to this evolution, but there have been and will be increased costs, including the need to hire personnel with specific qualifications and pay them in accordance with their experience. We are subjected to periodic examinations and we will be required to change aspects of our business processes and communications in response to the findings of those examinations. Becoming a broker-dealer has and will continue to lead to increases in our compliance costs as well as increases in our exposure to liabilities, including subjecting us to liability for misstatements made by issuers utilizing our services; see “Item 1. Business - Regulation.”

We may be liable for misstatements made by issuers.

Under the Securities Act and the Exchange Act, issuers making offerings through our funding portal may be liable for including untrue statements of material facts or for omitting information that could make the statements misleading. This liability may also extend in Regulation Crowdfunding offerings to funding portals, such as our subsidiary. Further, as a broker-dealer, we may be liable for statements by issuers utilizing our services in connection with Regulation A and Regulation D offerings. See “Item 1. Business – Regulation – Regulation Crowdfunding – Liability” and “Item 1. Business – Regulation – Regulation A and Regulation D – Liability”. Even though due diligence defenses may be available; there can be no assurance that if we were sued we would prevail. Further, even if we do succeed, lawsuits are time consuming and expensive, and being a party to such actions may cause us reputational harm that would negatively impact our business. Moreover, even if we are not liable or a party to a lawsuit or enforcement action, some of our clients have been and will be subject to such proceedings. Any involvement we may have, including responding to document production requests, may be time-consuming and expensive as well.

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

The principal securities regulations that we work with, Rule 506(c), Regulation A and Regulation Crowdfunding, have only been in effect in their current form since 2013, 2015 and 2016, respectively. StartEngine’s ability to continue to penetrate the market remains uncertain as potential issuer companies may choose to use different platforms or providers (including, in the case of Rule 506(c) and Regulation A, using their own online platform), or determine alternative methods of financing. Investors may decide to invest their money elsewhere. Further, our potential market may not be as large, or our industry may not grow as rapidly, as anticipated. With a smaller market than expected, we may have fewer customers. Success will likely be a factor of investing in the development and implementation of marketing campaigns, subsequent adoption by issuer companies as well as investors, and favorable changes in the regulatory environment.

We have an evolving business model.

Our business model is one of innovation, including continuously working to expand our product lines and services to our clients, such as our expansion into the transfer agent and broker-dealer space as well as our foray into becoming an alternative trading system and acting as an administrative manager for companies; see the “Item 1. Business - - Principal Products and Services”. It is unclear whether these services will be successful. Further, we continuously try to offer additional types of services, and we cannot offer any assurance that any of them will be successful. From time to time we may also modify aspects of our business model relating to our service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage this evolution effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

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

StartEngine currently relies on two vendors for escrow services.

We currently rely on Bryn Mawr Trust Company and Kingdom Trust to provide escrow services. StartEngine processes its technology services in house for investment transactions (e.g., processing credit card and payments, electronic execution of the subscription agreements, etc.). Any change in these relationships will require us to find another escrow agent and escrow bank. This may cause us delays as well as additional costs in transitioning our technology. As of December 31, 2022, StartEngine no longer works with its previous escrow provider Prime Trust.

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

Voting control is concentrated in the hands of a small number of stockholders. Our CEO and Chairman currently hold approximately 42% of our voting shares in aggregate, including shares of our Common Stock and (on an as-converted basis) shares of our Series Seed Preferred Stock, Series A Preferred Stock and Series Seed Preferred Stock; and two other shareholders, SE Agoura Investment LLC and The Lee Miller Trust UA 09/05/2020, own approximately 22% and 12.4%, respectively, of our voting shares in aggregate. None of SE Agoura Investments LLC, The Lee Miller Trust UA 09/05/2020 or their beneficial owners are on our board or are employees of our company. Those four shareholders in aggregate control approximately 49% of our voting shares and approximately 50% of our preferred stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” Holders of Common Stock are generally not be able to influence our policies or any other corporate matter, including the election of directors, changes to our company’s governance documents, expanding the employee option pool, and any merger, consolidation, sale of all or substantially all of our assets, or other major action requiring stockholder approval. Some of the larger stockholders include, or have the right to designate, executive officers and directors of our Board. These few people and entities make all major decisions regarding the company.

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

Currently, the only marketplace for our Common Stock is and will be our alternative trading system or “ATS” branded as “StartEngine Secondary.” To date, we only have limited experience selling our shares on StartEngine Secondary; see “Item 1. Business – Principal Products and Services – StartEngine Secondary” and trading of our securities will only be available on StartEngine Secondary during limited periods, including periods where we do not have an open offering. To date, there has not been frequent enough trading to establish a market price. The limited volume of trading means that investors should assume that they may not be able to liquidate their investment for some time or to liquidate at their desired price. Further, it is unlikely that they will be able to pledge their shares as collateral.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any significant property. We are currently working remotely. We a have a service agreement for our office space at 4100 W Alameda Ave., Suite 300, Burbank, CA 91505. It is a month-to-month agreement.

Currently, our subsidiary, StartEngine Assets LLC, currently own a building located at 327 South Madison Way, Glendale, California 91205. StartEngine Assets intends to sell the asset in 2023 on the open market.

Item 3.	Legal Proceedings

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. Other than discussed above in “Item 1. Business - Regulation - Regulation Crowdfunding - FINRA Rules”, we are currently not a party to any material legal proceeding.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock of the Company has been quoted on the alternative trading system branded StartEngine Secondary, and operated by our subsidiary, StartEngine Primary, under the symbol “STGC.” The Company has an open offering under Regulation A, and is currently not quoted. However, when we are quoted on the StartEngine Secondary, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low closing prices for our common stock for the quarters indicated as reported by StartEngine Secondary. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Our securities traded during the following period: October 2020 - June 2021. The Company effected a 3 for 1 split in July 2021, we had a trading history as follows (adjusted on a post-split basis):

	HIGH	LOW
Quarter Ended:
June 30, 2021	$4.00	$3.00
March 31, 2021	$4.66	$2.83

Last Reported Price.

On June 30, 2021 the last reported closing price of our shares of common stock reported on the StartEngine Secondary was $3.66 per share.

Holders

As of March 31, 2023, there were 33,473,977 shares of common stock, which were held by approximately 32,601 shareholders of record. In addition, there were 10,240,536 shares of our Series Seed Preferred Stock outstanding, which shares were held by 40 shareholders of record, there were 9,272,044 shares of our Series Seed A Stock outstanding, which shares were held by 3 shareholders of record and there were 482,104 shares of our Series T Preferred Stock outstanding, which shares were held by 12 shareholders of record.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Equity Compensation Plans

Number of
securities
	Number of		remaining
	securities	Weighted-	available for
	to be issued	average	future issuance
	upon	exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan category	and rights	and rights	column (a))
Equity compensation plans approved by security holders	11,590,000	$4.18	4,476,500
Equity compensation plans not approved by security holders	0	$—	0
Total	11,590,000	$4.18	4,476,500

Recent Sales of Unregistered Securities and Use of Proceeds

During the past three years, the Company has engaged in the following offerings of securities*:

●	From December 5, 2019 through May 8, 2020, the Company sold and issued 73,053 shares of Common Stock under Regulation Crowdfunding for a total of $182,633. Of the securities sold in the offering, 73,053 shares of Common Stock were sold where TruCrowd, Inc. (“TruCrowd”) was the funding portal and received $11,871 in commissions.
●	From April 29, 2020 through September 15, 2020, the Company sold and issued 139,038 shares of Common Stock under Regulation Crowdfunding for a total of $518,209. Of the securities sold in the offering, 139,038 shares of Common Stock were sold where TruCrowd, Inc. (“TruCrowd”) was the funding portal and received $33,684 in commissions.
●	From May 29, 2020 through December 17, 2020, the Company sold and issued 4,356,843 shares of Common Stock under Regulation A for a total of $17,052,746 and 67,500 shares of Series T Preferred Stock under Regulation A for a total of $200,000. Of the securities sold in the offering, 379,533 shares of Common Stock were sold where Dalmore Group, LLC (“Dalmore”) was the broker-dealer and received $49,301 in commissions.
●	From August 27, 2021 through December 19, 2021, the Company sold and issued 1,234,922 shares of Common Stock under Regulation A for a total of $14,813,168, in addition another 1,128,085 shares of Common Stock was sold for a total of $13,958,197 by selling shareholders under the Company’s Regulation A offering. Of the securities sold in the offering, 198,977 shares of Common Stock were sold where Dalmore was the broker-dealer and received $80,586 in commissions.
●	On March 15, 2022 the Company began a Regulation A offering, as of March 16, 2023, the Company has sold and issued 355,484 shares of Common Stock for a total of $8,015,120, in addition another 88,871 shares of Common Stock was sold for a total of $2,003,780 by selling shareholders. Of the securities sold in the offering, 40,295 shares of Common Stock were sold where Dalmore was the broker-dealer and received $30,221 in commissions.

*The Company had a 3-for-1 stock split in 2021, share amounts have been adjusted to be on a post-split basis.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere herein and in our consolidated financial statements.

In addition to our consolidated financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Forward-Looking Statements” and “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Operating Results

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021

The following table summarizes the results of our operations for the fiscal year ended December 31, 2022 as compared to the fiscal year ended December 31, 2021.

	Year Ended December 31,
	2022	2021	$Change

Revenues	$24,360,685	$29,078,030	(4,717,345)

Cost of revenues	6,368,629	5,888,893	479,736

Gross profit	17,992,056	23,189,137	(5,197,081)

Operating expenses:
General and administrative	8,723,615	8,869,654	(146,039)
Sales and marketing	12,478,887	11,832,183	646,704
Research and development	4,667,593	3,132,996	1,534,597
Change in fair value of warrants received for fees	169,520	129,357	40,163
Impairment in value of shares received for fees	21,863	314,261	(292,398)
Total operating expenses	26,061,478	24,278,451	1,783,027

Operating income (loss)	(8,069,422)	(1,089,314)	(6,980,108)

Other expense (income), net:
Other expense (income), net	(188,684)	(113,748)	(74,936)
Total other expense (income), net	(188,684)	(113,748)	(74,936)

Income (loss) before provision for income taxes	(7,880,738)	(975,566)	(6,905,172)

Provision for income taxes	63,563	90,863	(27,300)

Net income (loss)	(7,944,302)	(1,066,429)	(6,877,873)
Less: net loss attributable to noncontrolling interest	(9,124)	(35,914)	26,790
Net Income (loss) attributable to stockholders	(7,935,178)	$(1,030,515)	(6,904,663)

Revenues

Our revenues during the fiscal year ended December 31, 2022 were $24,360,685, which represented decrease of $4,717,345, or 16%, from revenues in the same period in 2021. The following are the major components of our revenues during the years ended December 31, 2022 and 2021:

	Year Ended December 31,	Year Ended December 31,
	2022	2021	$ Change
Regulation Crowdfunding platform fees	$10,278,596	$14,617,318	$(4,438,722)
Regulation A commissions	5,421,047	6,054,340	(633,293)
StartEngine Premium	2,289,999	2,023,000	266,999
StartEngine Secure	1,286,483	868,731	417,752
StartEngine Promote	—	278,159	(278,159)
OWNers Bonus revenue	4,437,943	4,934,022	(496,079)
Other service revenue	646,617	302,460	344,157

Total revenues	$24,360,685	$29,078,030	$(4,717,345)

The decrease in total revenues in twelve-months ended December 31, 2022 as compared to the same period in 2021 is primarily due to the following:

●	Decrease in Regulation Crowdfunding platform fees of $4,438,722 due primarily to lower amounts raised by issuers in Regulation Crowdfunding offerings. Specifically, in 2022, the Company raised approximately $121 million for issuers compared with 2021 raising approximately $142 million for issuers.* In addition to lower platform fees, the Company received reduced stock compensation from issuers in 2022 of approximately $209,000 than the previous year.
●	Decrease in Regulation A commissions of $633,293, due primarily to lower amounts raised in Regulation A offerings for its issuers. Specifically, in 2022, the Company raised approximately $74 million for issuers compared with 2021 raising approximately $101 million for issuers.* This loss in revenue, however, was partially offset due to receiving more of the platform fees in cash compensation rather than compensation in stock and warrants.
●	Increase in revenues of $417,753 from StartEngine Secure, primarily due to a price increase for our services from $3 per investor to $10 per investor during Q3 2022 as well as an increase in customers using our services. Secure revenue is deferred and recognized over 12 months. The renewals will occur in Q1 2023. As at December 31, 2022, we had 570 companies compared with 359 companies as at December 31, 2021.
●	Increase in StartEngine Premium revenue of $266,999 due primarily to increased campaign launches utilizing Premium compared to the previous period - which included 211 new issuers in 2022 where StartEngine Premium revenues were recognized during the period compared with 96 new issuers in 2021.
●	Decrease in revenues from StartEngine Promote, a marketing service that the Company ceased offering as of January 2022.
●	Decrease in StartEngine OWNers Bonus revenue of $496,079 related to the expiration of OWNers Bonus memberships, and decreased renewals, where recognition of the deferred revenue outpaced new sales. StartEngine had increased sales at the end of 2022 in which the revenue was partially deferred to 2023.
●	Increase in other service revenue of $344,157 due to increase in revenue from StartEngine Assets. This revenue consists of sourcing fees paid from the Collectibles offerings in 2022 including wine, watches, trading cards, and artwork.

*Offerings can span multiple periods and the amount raised during a period is based on the amounts closed on during that period.

Cost of Revenues

Our cost of revenues during the year ended December 31, 2022 was $6,368,629, which represented an increase of $479,736, or 8%, from the amounts during the same period in 2021 due to increased costs related to due diligence on new issuers as well as StartEngine no longer passing through credit card costs to new issuers as of Q3 2022. Our gross margin in the year ended December 31, 2022 decreased to 74% compared to 80% in 2021. This decrease is due to an increase in employee headcount for further diligence on our issuers and investors, as well as higher transaction costs including escrow fees which the Company bears the cost on behalf of issuers.

Operating Expenses

Our total operating expenses during the year ended December 31, 2022 amounted to $26,061,478, which represented an increase of $1,783,028 or 7%, from the expenses in the same period in 2021. The increase in operating expenses is primarily due to the following:

●	Decrease in general and administrative expenses of $146,039 due a decrease in employee development expenses such as recruiting and education by approximately $200,000 and a decrease in annual bonus expense by approximately $1,500,000 due to reduced revenue and headcount, and approximately $1,700,000. This decrease was offset by increased payroll and bonus expenses of approximately $1,100,000 due to increased headcount and additional options granted in 2022. Additionally, the Company incurred a penalty of $350,000 for the period ended December 31, 2022 (see, “Item 1. Legal Proceedings”) and legal fees increased $306,732 related to new initiatives and increased compliance and regulatory costs. Software expenses increased $334,712 due to larger expenses relating to licenses for technology used by the Company. Finally, stock-based compensation increased $713,051 due to the Company having a higher valuation in 2022 versus 2021 which causes option grants in 2022 to have higher expenses than previous grants periods as the fair value of the 2022 options were based on the 2022 offering, and the fair value of the 2021 options were based on the 2021 offering.
●	Increase in sales and marketing expenses of $646,704 primarily due to higher market research expense of $156,900 as well as increased payroll and bonus expenses of approximately $2,814,129 due to increased headcount and the payment of bonuses during 2022. Additionally, stock-based compensation increased $570,556 due to the Company having a higher valuation in 2022 versus 2021 which causes option grants in 2022 to have higher expenses than previous grants periods.
●	Increase in research and development expenses of $1,534,597 due to increased headcount as the Company focused on enhancing its platform and technology which lead to an increase of payroll and bonus expenses related to research and development of $1,606,950. Additionally, stock-based compensation increased $157,531 due to the Company having a higher valuation in 2022 versus 2021 which causes option grants in 2022 to have higher expenses than previous grants periods.

Other Expense (Income), net

Our other income, net during the year ended December 31, 2022 amounted to $188,064, which represented cashback earned from our credit cards during the period. During the same period in 2021 our other income, net was $113,748 which primarily represented write off of WeWork payables of $160,804.

Net Loss (Income)

Net loss attributable to shareholders totaled $7,935,178 for the year ended December 31, 2022, an increase of $6,904,663 compared to a net loss of $1,030,515 recognized during the year ended December 31, 2021.

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

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Year Ended December 31,
	2022	2021	$ Change
Net cash (used in) provided by operating activities	$(7,094,758)	$(942,696)	$(6,152,062)
Net cash (used in) provided by investing activities	$(1,210,525)	$(65,975)	$(1,144,550)
Net cash provided by financing activities	$2,765,385	$3,469,655	$(704,279)

Our net loss attributable to stockholders during the year ended December 31, 2022 was $7,935,178, as compared to a net loss of $1,030,515 in during the twelve-month period ended December 31, 2021.

Cash used by operating activities for the year ended December 31, 2022 was $7,094,757 as compared to cash used by operating activities of $942,696 for the same period in 2021. The increase in cash used by operating activities in 2022 was primarily due to the net loss in the period as well as an increase cash used for deferred revenue $4.8M.  These losses were offset by a $1.3M increase in cash provided from accounts receivable collections, $1.4M increase in cash provided in stock based compensation us the stock based compensation expense increased, and finally a $4.6M provided in other current assets due to cash received from advertising loans as well as prepaid expense amortization.

Cash used in investing activities for the year ended December 31, 2022 was $1,210,526, as compared to cash used in investing activities of $65,975 in the same period in 2021. The cash used in 2022 relates to the purchase or collectible assets that are sold in our StartEngine Assets offerings.

Cash provided by financing activities was $2,765,386 and $3,469,655 for the year ended December 31, 2022 and December 30, 2021, respectively.

Balance Sheet

The following table summarizes our assets and liabilities as of December 31, 2022 as compared as of December 31, 2021:

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$15,460,469	$21,000,367
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	702,257	1,477,887
Other current assets	1,953,756	3,483,129
Total current assets	18,118,338	25,963,239

Property and equipment, net	109,141	57,541
Investments - warrants	1,496,701	1,130,133
Investments - stock	6,479,340	3,923,788
Investments - Collectibles	3,072,227	1,926,394
Investments - Real Estate	2,136,628	2,136,628
Intangible assets	20,000	20,000
Other assets	66,603	50,000
Total assets	$31,498,978	$35,207,722

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$284,371	$573,840
Accrued liabilities	1,760,920	2,607,420
Deferred revenue	2,715,422	4,111,829
Total current liabilities	4,760,713	7,293,089

Total liabilities	4,760,713	7,293,089

The Company’s current assets decreased by $7,844,901 from December 31, 2021 to December 31, 2022. The decrease was primarily driven by a decrease in cash in the amount of $5,539,898 driven by its use in operating activities as well as conversion of cash into collectibles assets.

The Company’s long-term assets increased by $4,136,157 from December 31, 2021 to December 31, 2022. This was driven primarily by:

●	A $1,145,833 increase in collectible assets related to the purchase of assets for our StartEngine Asset offerings which were started in 2021; and
●	A $2,922,120 increase in warrants and stock assets which we earn as part of compensation for raising funds for issuers.

Current liabilities decreased by $2,532,376 which is primarily due to a decrease in deferred revenue of $1,396,407 due to recognition of deferred OWNers Bonus revenue from 2021, as well as lower OWNers Bonus sales than 2021 which would have increased deferred revenue. Additionally, accrued liabilities decreased $846,500 due to credit card balance paydown between December 31, 2021 and December 31, 2022 as well as lower commission and discretionary bonus accrual.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of December 31, 2022, the Company’s current assets were $18,118,338. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Regulation A and Regulation CF offerings.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting Company as defined by §229.10(f)(1), StartEngine is not required to provide the information under this Item.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of StartEngine Crowdfunding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of StartEngine Crowdfunding, Inc. (the "Company") as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

March 31, 2023

StartEngine Crowdfunding, Inc.

Consolidated Balance Sheets

December 31, 2022

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$15,460,469	$21,000,367
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	702,257	1,477,887
Other current assets	1,953,756	3,483,129
Total current assets	18,118,338	25,963,239

Property and equipment, net	109,141	57,541
Investments - warrants	1,496,701	1,130,133
Investments - stock	6,479,340	3,923,788
Investments - Collectibles	3,072,227	1,926,394
Investments - Real Estate	2,136,628	2,136,628
Intangible assets	20,000	20,000
Other assets	66,603	50,000
Total assets	$31,498,978	$35,207,722

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$284,371	$573,840
Accrued liabilities	1,760,920	2,607,420
Deferred revenue	2,715,422	4,111,829
Total current liabilities	4,760,713	7,293,089

Total liabilities	4,760,713	7,293,089

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 10,350,000 shares authorized, 9,272,044 and 9,272,044 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectfully, liquidation preference of $5,310,409 and $5,310,409 at December 31, 2022 and December 31, 2021, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 4,950,000 shares authorized, 482,104 and 482,211 shares issued and outstanding at December 31, 2022 and 2021, respectively, liquidation preference of $1,414,209 and $1,414,486 at September 30, 2022 and December 31, 2021, respectively.	983,634	983,852
Series Seed Preferred Stock, par value $0.00001, 10,650,000 shares authorized, 10,240,536 and 10,247,938 and shares issued and outstanding at December 31, 2022 and December 31, 2021, respectfully, liquidation preference of $1,707,756 and $1,707,990 at December 31, 2022 and December 31, 2021, respectively.	1,706,756	1,707,990
Common stock, par value $0.00001, 75,000,000 shares authorized, 33,301,662 and 32,865,193 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	332	328
Additional paid-in capital	45,639,151	39,246,724
Subscription Receivable	0	(367,831)
Noncontrolling interest	(13,251)	(4,127)
Accumulated deficit	(26,865,024)	(18,938,967)
Total stockholders’ equity	26,738,265	27,914,633
Total liabilities and stockholders’ equity	$31,498,978	$35,207,722

See accompanying notes to consolidated financial statements

StartEngine Crowdfunding, Inc.

Consolidated Statement of Operations

December 31, 2022

	Year Ended December 31,
	2022	2021
Revenues	$24,360,685	$29,078,030

Cost of revenues	6,368,629	5,888,893

Gross profit	17,992,056	23,189,137

Operating expenses:
General and administrative	8,723,615	8,869,654
Sales and marketing	12,478,887	11,832,183
Research and development	4,667,593	3,132,996
Change in fair value of warrants received for fees	169,520	129,357
Impairment in value of shares received for fees	21,863	314,261
Total operating expenses	26,061,478	24,278,451

Operating income (loss)	(8,069,422)	(1,089,314)

Other expense (income), net:
Other expense (income), net	(188,684)	(113,748)
Total other expense (income), net	(188,684)	(113,748)

Income (loss) before provision for income taxes	(7,880,738)	(975,566)

Provision for income taxes	63,563	90,863

Net income (loss)	(7,944,302)	(1,066,429)
Less: net loss attributable to noncontrolling interest	(9,124)	(35,914)
Net Income (loss) attributable to stockholders	(7,935,178)	$(1,030,515)

Weighted average loss per share - basic and diluted	$(0.14)	$(0.03)
Weighted average shares outstanding - basic and diluted	58,402,642	56,894,507

See accompanying notes to consolidated financial statements

StartEngine Crowdfunding, Inc.

Consolidated Statements of Stockholders’ Equity

December 31, 2022

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock			Subscription	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional	Receivable	Interest	Deficit	Total
Balance at December 31, 2020	9,762,783	$5,566,473	497,439	$1,014,922	10,650,000	$1,775,000	30,508,476	$305	32,526,503	$—	$(40,041)	$(17,872,540)	22,970,621
Sale of common stock	—	—	—	—	—	—	1,234,922	12	15,180,987	(367,831)	—	—	14,813,168
Offering costs	—	—	—	—	—	—	—	—	(11,471,836)	—	—	—	(11,471,836)
Exercise of stock options	—	—	—	—	—	—	213,766	2	128,321	—	—	—	128,323
Stock compensation expense	—	—	—	—	—	—	—	—	2,504,872	—	—	—	2,504,872
Conversion to Common Stock	(490,739)	(279,806)	(15,228)	(31,070)	(402,062)	(67,010)	908,029	9	377,877	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	35,914	(35,914)	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,030,515)	(1,030,515)
Balance at December 31, 2021	9,272,044	5,286,667	482,211	983,852	10,247,938	1,707,990	32,865,193	328	39,246,724	(367,831)	(4,127)	(18,938,969)	27,914,633

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock			Subscription	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional	Receivable	Interest	Deficit	Total
Balance at December 31, 2021	9,272,044	5,286,667	482,211	983,852	10,247,938	1,707,990	32,865,193	328	39,246,724	(367,831)	(4,127)	(18,938,969)	27,914,633
Sale of common stock	—	—	—	—	—	—	401,645	4	7,101,429	367,831	—	—	7,469,264
Offering costs	—	—	—	—	—	—	—	—	(4,741,913)	—	—	—	(4,741,913)
Conversion to Common Stock	—	—	(107)	(218)	(7,402)	(1,234)	26,897	—	1,452	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	7,927	—	38,035	—	—	—	38,035
Stock compensation expense	—	—	—	—	—	—	—	—	3,993,424	—	—	—	3,993,424
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(9,124)	9,124	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,935,178)	(7,935,178)
Balance at December 31, 2022	9,272,044	5,286,667	482,104	983,634	10,240,536	1,706,756	33,301,662	332	45,639,151	0	(13,251)	(26,865,023)	26,738,265

See accompanying notes to consolidated financial statements

StartEngine Crowdfunding, Inc.

Consolidated Statements of Cash Flows

December 31, 2022

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net Income (loss)	$(7,944,302)	$(1,066,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,090	6,086
Bad debt expense	314,214	118,335
Fair value of warrants received for fees	(536,088)	(828,300)
Fair value of investments - other received for fees	(2,577,415)	(3,190,512)
Change in fair value of warrant investments	169,520	129,357
Impairment of investments - other received for fees	21,863	314,261
Stock-based compensation	3,993,424	2,504,872
Changes in operating assets and liabilities:
Accounts receivable	461,420	(844,589)
Other current assets	1,512,768	(3,094,467)
Accounts payable	(289,469)	227,695
Accrued liabilities	(837,376)	1,426,916
Deferred revenue	(1,396,407)	3,354,079
Net cash used in operating activities	(7,094,758)	(942,696)

Cash flows from investing activities:
Investments - Marketable Securities	—	4,052,686
Investments - Collectibles	(1,145,833)	(1,926,394)
Investments - Real Estate	—	(2,136,628)
Purchase of property and equipment	(64,692)	(55,639)
Net cash used in investing activities	(1,210,525)	(65,975)

Cash flows from financing activities:
Proceeds from sale of common stock	7,101,432	15,180,999
Subscription Receivable	367,832	(367,832)
Offering costs	(4,741,913)	(11,471,836)
Proceeds from exercise of employee stock options	38,035	128,324
Net cash provided by financing activities	2,765,385	3,469,655

(Decrease) increase in cash and restricted cash	(5,539,898)	2,460,984
Cash and restricted cash, beginning of period	21,000,367	18,539,383
Cash and restricted cash, end of period	$15,460,469	$21,000,367

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$63,563	$90,863

See accompanying notes to consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of StartEngine Crowdfunding, Inc., its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15,460,469	$—	$—	$15,460,469
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	1,496,701	1,496,701
	$14,587,826	$1,856	$1,496,701	$16,959,026

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$21,000,367	$—	$—	$21,000,367
Marketable securities	—	1,856	—	1,856
Investments - warrants	—	—	1,130,132	1,130,132
	$21,000,367	$1,856	$1,130,132	$22,132,355

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the year ended December 31, 2022 and 2021 as it relates to Investments - warrants:

Investments-
Warrants
Fair value at December 31, 2021	1,130,133
Receipt of warrants	536,088
Change in fair value of warrants	(169,520)
Fair value at December 31, 2022	$1,496,701

Investments-
Warrants
Fair value at December 31, 2020	431,190
Receipt of warrants	698,943
Change in fair value of warrants	—
Fair value at December 31, 2021	$1,130,133

The following range of variables were used in valuing Level 3 warrant assets during the year ended December 31, 2022 and 2021:

	2022	2021
Expected life (years)	1 - 2.5	1 - 2.5
Risk-free interest rate	0.1% - 0.9%	0.1% - 0.9%
Expected volatility	30% - 225%	30% - 225%
Annual dividend yield	0%	0%
Underlying share values	$0.30 – 100.00	$0.30 – 100.00
Strike Prices	$0.30 – 100.00	$0.30 – 100.00

For Investments — Warrants, the primary and most significant unobservable input relates to the underlying share value of the issuers for which we receive warrants. In all cases, there were sales of the stock to the public through Regulation Crowdfunding, Regulation A, or a Regulation D funding mechanism, but such sales are often not to the level that an active market existed or exists. After the sales, such shares are often illiquid, and a change in valuation is often difficult to determine due to the lack of information available. Information regarding these unobservable inputs could correspondingly change the value of these assets.

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

Accounts Receivable

Accounts receivable are recorded at the recognized amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance for doubtful accounts as of December 31, 2022 and December 31, 2021 was $357,709 and $347,216, respectively. Bad debt expense for the year ended December 31, 2022 and 2021 was $314,214 and $118,335, respectively.

As of December 31, 2022 the Company had accounts receivable over 90 days totaling $395,705.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, and (iii) cost method accounting. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, less adjustments for impairment in accordance with ASC 321-10-35-2. During the year ended December 31, 2022 and 2021, the Company received stock with a cost of $2,567,194 and $2,876,251, respectively, as payment for fees. During the year ended December 31, 2022 and 2021, impairment expense related to shares received amounted to $21,863 and $443,618, respectively.

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

The below is a breakdown of the types of collectibles and their value held as of December 31, 2022:

	Period Ended December 31,	Period Ended December 31,
	2022	2021
Wine	$476,115	$208,123
Trading Cards	486,657	939,271
Artwork	1,287,378	779,000
Comic Books	704,477	—
NFT	64,472	—
Watches	53,128	—

Total collectibles	$3,072,227	$1,926,394

Crypto Assets

The Company holds crypto-denominated assets (“crypto assets”), which are included as other assets in the balance sheets. As of December 31, 2022 and December 31, 2021, cryptocurrencies were $16,604.02 and $0, which included one bitcoin and is recorded at cost less impairment.

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

StartEngine has invested $2,136,628 into one residential apartment building in California as of December 31, 2022.

Investments – Seedinvest

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

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs of $4,741,913 and $11,471,836 were charged to stockholders’ equity during the year ended December 31, 2022 and 2021, respectively.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. ASC 606 contains a framework for analyzing potential revenue transactions by identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the Company satisfies a 1

The Company recognizes revenues from Regulation A and Regulation D platform fees at an agreed-upon rate. In 2021 the rate was a percentage of the capital raised. Platform fees are paid to the Company from customers’ escrow accounts. For certain Regulation A offerings, the Company earns a portion of its platform fees in warrants or shares. The grant date fair values of shares and warrants received are recognized as revenue when earned. The Company’s performance obligations are satisfied as services are rendered through the duration of the campaign.

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

The Company previously offered campaign advertising services branded under the name “StartEngine Promote.” Under these services, we assist issuer campaigns through creating, designing, purchasing and organizing media across digital marketing channels. Promote services represent a single performance obligation. The term of the services commences upon the agreement being signed and through the closing of the related campaign. The revenues are earned based on a percentage of additional investments attributable to the campaign advertising services, and recognized monthly to the issuer throughout the campaign. The Company may also earn a commission on placing television advertisements on behalf of the issuer. StartEngine Promote fees are charged to the issuers and are paid to the Company from customers’ escrow accounts. The Company’s performance obligations are satisfied as services are rendered. There are no significant judgments related to this revenue stream. The Company has ceased conducting these services in 2022.

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

The Company’s contracts with customers generally have a term of one year or less. As of December 31, 2022 and 2021, the Company had deferred revenue of $2,715,422 and $4,111,829, respectively, related to performance obligations yet to be fulfilled. The Company had no other customer contract assets.

During the year ended December 31, 2022 and 2021, revenue was made up of the following categories associated with the above described services:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Regulation Crowdfunding platform fees	$10,278,596	$14,617,318
Regulation A commissions	5,421,047	6,054,340
StartEngine Premium	2,289,999	2,023,000
StartEngine Secure	1,286,483	868,731
StartEngine Promote	—	278,159
OWNers Bonus revenue	4,437,943	4,934,022
Other service revenue	646,617	302,461

Total revenues	$24,360,685	$29,078,031

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, and certain software subscription fees that are required to provide services to our issuers.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to our website and future product offerings, email and other tools that are utilized for client related services and outreach. During the year ended December 31, 2022 and 2021, research and development costs were $4,667,593 and $3,132,996, respectively.

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

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the year ended December 31, 2022 as the effects would be anti-dilutive. See Note 6 for outstanding stock-options as of December 31, 2022. The weighted average shares outstanding – diluted is calculated as follows for the period ended December 31, 2021:

December 31,
2021
Weighted average shares outstanding - basic	30,652,394
Preferred shares	20,910,222
Stock options	5,331,891
Total Common Stock Equivalents	56,894,507

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Marketable Securities

Marketable securities consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Common stock	$1,856	$1,856
	$1,856	$1,856

Unrealized gain during the year ended December 31, 2022 and 2021 were $0 and $0, respectively.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Computer equipment	$137,048	$72,358
Software	3,753	3,753
Total property and equipment	140,802	76,111
Accumulated depreciation	(31,661)	(18,571)
	$109,141	$57,540

Depreciation expense for the year ended December 31, 2022 and 2021 was $13,090 and $6,086, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2022, the Company has authorized the issuance of 25,950,000 shares of our preferred stock with par value of $0.00001. Of these authorized shares, 10,350,000 are designated as Series A, 4,950,000 are designated as Series T, and 10,650,000 are designated as Series Seed.

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

Common Stock

As of December 31, 2022 we had authorized the issuance of 25,000,000 shares of our common stock with par value of $0.00001. As described in Note 1, concurrently with a stock split, we increased the authorized shares of common stock to 75,000,000.

During the year ended December 31, 2022, the Company sold 401,654 shares of common stock through its Regulation A offering for gross proceeds of $7,101,432 and incurred offering costs of $4,741,913.

During the year ended December 31, 2021, the Company sold 1,234,922 shares of common stock through its Regulation A offering for gross proceeds of $15,180,999 and incurred offering costs of $11,471,836.

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

The Company valued options granted under the 2015 Plan under ASC 718 using the Black-Scholes pricing model. The granted options in 2022 and 2021 have exercise prices ranging from $4.33 to $25.00, generally vest over four years and expire in ten years. The stock options granted during the year ended December 31, 2022 and 2021 were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

	2022	2021
Expected life (years)	6.5	6.5
Risk-free interest rate	1.5 - 2.5% %	0.6 - 1.1%
Expected volatility	45.7%	45.7%
Annual dividend yield	0%	0%

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

The Company currently recognizes option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeiture rates A summary of the Company’s stock option activity and related information is as follows

A summary of the Company’s stock option activity and related information is as follows.

			Weighted
		Weighted	average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term
Outstanding at December 31, 2020	6,814,599	$1.86	7.57
Granted	587,000	8.25
Exercised	(213,766)	0.60
Expired/Cancelled	(108,000)	4.33
Outstanding at December 31, 2021	7,079,833	$2.36	6.90
Granted	1,300,562	14.59
Exercised	(7,927)	3.60
Expired/Cancelled	(771,008)	8.29
Outstanding at December 31, 2022	7,601,460	$3.99	6.48
Exercisable at December 31, 2022	5,106,296	$1.71	5.63
Vested and expected to vest at December 31, 2022	7,601,460	$3.99	6.48

The weighted average grant date fair values of options granted during the years ended December 31, 2022 and 2021 were $6.87 and $4.07 per option, respectively. The Company’s fair market value is based on the offering price in its Regulation A offerings at the time of grant. During the years ended December 31, 2022 and 2021, employees exercised their vested options to purchase 7,927 and 213,766 shares of common stock, and the Company received aggregate exercise proceeds of $38,035 and $128,324, respectively. The intrinsic value of the options exercised was $925,607 during the year ended December 31, 2022.

Stock option expense for the years ended December 31, 2022 and 2021 was $3,993,424 and $2,504,872, respectively, and are included within the consolidated statements of operations as follows:

	2022	2021
Cost of revenues	$185,568	$252,467
General and administrative	1,327,114	614,063
Sales and marketing	1,994,852	1,424,296
Research and development	485,890	214,046
Total	$3,993,424	$2,504,872

At December 31, 2022, the total compensation cost related to nonvested awards not yet recognized was approximately $8,683,278 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 2.74 years.

NOTE 7 – INCOME TAXES

For the years ended December 31, 2022 and 2021, the Company only recorded state minimum taxes due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Cares Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs.

The Company considered the provisions under the CARES Act and elected not to take advantage of the provisions of CARES Act as the effect of such provisions was not expected to have a material impact on the Company’s results of operations, cash flows and financial statements.

The following table presents the current and deferred tax provision for federal and state income taxes for the years ended December 31, 2022 and 2021.

	2022	2021
Current:
Federal	$63,563	$90,863
State	—	—
Foreign	—	—
	$63,563	$90,863

Deferred:
Federal	$621,678	$(251,555)
State	(32,141)	(32,141)
	589,537	(283,696)
Valuation allowance	(589,537)	283,696
Total provision for income taxes	$63,563	$90,863

Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the year ended December 31, 2022 and 2021.

	2022	2021
Tax at Federal Statutory Rate	21.0%	21.0%
State, Net of Federal Benefit	7.0%	7.0%
Meals & Entertainment	(0.5)%	(1.6)%
Stock-based compensation	(14.1)%	(65.8)%
Other	(1.6)%	(6.2)%
Change in Valuation Allowance	(11.0)%	54.1%
Provision for Taxes	0.8%	8.5%

The components of our deferred tax assets (liabilities for federal and state income taxes consisted of the following as of December 31, 2022 and 2021.

	2022	2021
Net Operating Loss Carryforwards	$2,987,090	$3,505,436
Reserves and Accruals	22,195	202,704
Depreciation & Amortization	3,662	503
Gross Deferred Tax Assets	3,012,947	3,708,643
Valuation Allowance	(3,012,947)	(3,708,643)
Net Deferred Tax Assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards and tax credits. Management has considered the Company’s history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2022 and 2021, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased during 2022 by $589,537 primarily due to the generation of net operating loss carryforwards and stock based compensation.

Based on federal tax returns filed or to be filed through December 31, 2022, the Company had approximately $10.6 million in U.S. and $10.8 million in state tax net operating loss carryforwards, which begin to expire in 2034. The 2017 Tax Cuts and Jobs Act (“TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. Losses starting in 2018 do not expire. The CARES Act temporarily allows the Company to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior tax years. In addition, net operating losses generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA which was enacted on December 22, 2017. The Company has been generating losses since its inception, as such the net operating loss carryback provision under the CARES Act is not applicable to the Company.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after December 31, 2022 through March 31, 2023.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

(a) Dismissal of Independent Accounting Firm

On March 15, 2022, the board of directors (the “Board”) of StartEngine Crowdfunding, Inc. approved and ratified the appointment of Borgers & Associates LLC (“Borgers”) as the Company’s independent accounting firm for the fiscal year ending December 31, 2021. In connection with its selection of Borgers, the Board ratified the change in auditor from its former independent accounting firm, dbbmckennon (“dbbmckennon”).

dbbmckennon’s audit reports on the Company’s financial statements for the fiscal years ended December 31, 2020 and December 31, 2019 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to any uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2020 and December 31, 2019 and through the subsequent date of dismissal, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and dbbmckennon on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to dbbmckennon’s satisfaction, would have caused dbbmckennon to make reference to the matter in their report. During the fiscal years ended December 31, 2020 and December 31, 2019 and through the subsequent date of dismissal there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided dbbmckennon with a copy its Current Report on Form 1-U and requested that it provide the Company with a letter addressed to the SEC indicating whether or not dbbmckennon agrees with the disclosures contained herein and, if not, the respects in which it is not in agreement. A copy of dbbmckennon’s letter, dated March 16, 2022 was filed as Exhibit 9.1 to the Current Report on Form 1-U.

(b) Appointment of Independent Accounting Firm

On March 15, 2022, the Board approved and ratified the appointment of Borgers as the Company’s new independent accounting firm. Neither the Company nor anyone acting on its behalf has consulted with Borgers regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Borgers concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” or “reportable event” (as each term is defined in Item 304(a)(1)(iv) and (v) of Regulation S-K, respectively).

Item 9A.Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, who is also our principal financial officer, has evaluated as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective as of December 31, 2022.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

PART III

Item 10.Directors, Executive Officers and Corporate Governance

As of March 31, 2023, our directors, executive officers and significant employees were as follows:

			Term of Office (if	Approximate hours
			indefinite, give date	per week (if
Name	Position	Age	appointed)	part-time)/full-time
Executive Officers:
Howard Marks	CEO	60	January 1, 2014, Indefinitely	Full-time
Johanna Cronin	Chief Marketing Officer	34	March 2014, Indefinitely	Full-time
Jonathan Reyes	Chief Compliance Officer	36	March 2020, Indefinitely	Full-time
Allen Jebsen	SVP, Fundraising	31	March 2019, Indefinitely	Full-time
Joshua Amster	VP, Fundraising	32	July 2016, Indefinitely	Full-time
Hunter Strassman	VP, Finance	31	October 2021, Indefinitely	Full-time
Joseph Mathews	VP, Engineering	50	March 2019, Indefinitely	Full-time

Directors:
Howard Marks	Director	60	April 17, 2014, Indefinitely
Ronald Miller	Director and Chairman	60	April 17, 2014, Indefinitely

Significant Employees:
N/A

Howard Marks, Co-founder, CEO and Director

Howard Marks is one of our co-founders and has served as our CEO since January 1, 2017. From our founding in March 2014 until December 2016, Howard served as our Executive Chairman. Howard founded StartEngine, an unrelated entity, in November 2011 as a startup accelerator with the mission to help make Los Angeles a top tech entrepreneurial city. In March 2014, Howard and Ron Miller founded the Company as an equity crowdfunding platform. Howard was the founder and CEO of Acclaim Games, a publisher of online games now part of The Walt Disney company. Before Acclaim, Howard was the Chairman of Activision Studios from 1991 until 1997. As a former Board Member and Executive Vice-President of video-game giant Activision, he and a partner took control in 1991 and turned the ailing company into the $20 billion market cap video game industry leader. As a games industry expert, Howard built one of the largest and most successful games studios in the industry, selling millions of games. Howard is the 2015 “Treasure of Los Angeles” recipient, awarded for his work to transform Los Angeles into a leading technology city. Howard is a member of Mayor Eric Garcetti’s technology council. Howard has a Bachelor of Science in Computer Engineering from the University of Michigan. He is bilingual and is a triple national of the United States, United Kingdom, and France.

Ronald Miller, Co-founder and Executive Chairman

Ron Miller is the executive chairman and cofounder of StartEngine. Ron served as our CEO and a director since our founding in March 2014 until December 2016. On January 1, 2017, Ron became our executive chairman. He is also currently the founder of the Disability Group Inc., and has served as its CEO since 2004. When Howard and Ron initially met in the fall of 2013, they recognized that the JOBS Act represented the greatest advancement for entrepreneurship in a generation. From direct experience as entrepreneurs, they recognized that the key to bringing new technologies and innovations to market required capital that is not readily available. As a serial start-up entrepreneur, Ron immediately went into action to advocate for SEC rulemaking to give life to the JOBS Act, raise the initial capital and built a leadership team to drive the sales and market plan to help StartEngine establish a leadership place in the market.

Prior to StartEngine, Ron founded built and sold five companies through management buyouts, private equity, private investors, and public markets. He was also nominated as a four-time Inc.500/5000 award recipient and was Ernst & Young entrepreneur of the year award finalist. As the executive chairman, Ron brings his deep experience as a leader and strategist to the Company.

Johanna Cronin, Chief Marketing Officer

Johanna Cronin is the Chief Marketing Officer at StartEngine and is the sole manager of our subsidiary StartEngine Assets LLC. She was the first employee and began working for StartEngine in 2014. Prior to that she served as an SEM analyst, managing paid media budgets and purchasing media placements for small businesses, for Dex Media, Inc. from March 2012 until March 2014. Johanna received her Bachelor of Arts from Northwestern University, where she was a psychology major with a Spanish minor.

Jonathan Reyes, Chief Compliance Officer

Jonathan Reyes has served as the Chief Compliance Officer at StartEngine Crowdfunding Inc., StartEngine Capital, LLC, and StartEngine Primary LLC since December 2020. Before becoming Chief Compliance Officer, Jonathan was the first in-house attorney to work for StartEngine, serving in various roles on the compliance team dating back to May 2017. Prior to joining StartEngine, Jonathan served as co-founder of and Chief Operations Officer of Dryvrs, a mobile app ridesharing startup. Jonathan received his Juris Doctorate and Masters in Business Administration from Pepperdine University, and received a fellowship certificate from Pepperdine’s Geoffrey H. Palmer Center for Entrepreneurship & the Law. Before that, Jonathan received his Bachelor of Science from Boston College where he was a triple major in Management and Leadership, Marketing, and Human Resource Management.

Allen Jebsen, SVP, Fundraising

Allen Jebsen is Senior Vice President of Fundraising at StartEngine as of March 2019. He joined StartEngine in March of 2016 as a VP of Fundraising. Before joining StartEngine, he worked in sales operations at AEG as an account executive. He graduated from University of Southern California with a BA Business Administration and Management. He holds his Series 7, 63, 79, and 24 certifications from FINRA.

Joshua Amster, VP, Fundraising

Josh Amster is Vice President of Fundraising at StartEngine. He joined StartEngine in February of 2016. Before joining StartEngine, he worked alongside Allen Jebsen in business development and sales operations at AEG. He graduated from Middlebury College with a Bachelor of Arts in History. He holds his Series 7, 63, 79, and 24 certifications from FINRA.

Hunter Strassman, VP, Finance

Hunter Strassman is VP of Finance and is responsible for the finance and operations of StartEngine. Prior to joining StartEngine in April 2021, Hunter worked as the Director of Finance at AlphaFlow, a real estate asset management platform (November 2018 to April 2021). From July 2017 to November 2018, Hunter was the Senior Controller at Karbone Inc., a leading renewable energy brokerage. From January 2017 to July 2017, Hunter was the assistant controller at ACT Commodities. Hunter began his career at the public accounting firm Grant Thornton in their New York office, where he focused on hedge funds, private equity and fund of funds.

Hunter received his Bachelors in Accounting from Bentley University, and a Masters in Taxation from Baruch College. Hunter is a licensed CPA in the State of New York, is a member of the AICPA, and holds the Series 7, 63, 24 and 27 certifications from FINRA. He has also passed the CISA and CRISC exams administered by ISACA.

Joseph Mathews, VP, Engineering

Joe Mathews is Vice President of Engineering at StartEngine, and has been leading Engineering and Product teams. Joe started his engineering career with NIIT Technologies, followed by Microsoft Inc, after which he worked for a number of startups, including co-founding one. In May 2017, Joe worked as Director of Platform Engineering at Science37, and since July of 2018, he’s been enjoying his work at StartEngine.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the rules of the Securities and Exchange Commission (“SEC”) require our directors, executive officers, and persons who own more than 10% of our Common Stock to file reports of their ownership and changes in ownership of our Common Stock with the SEC. Each of our executive officers and directors identified in Item 10, and each stockholder beneficially owning more than 10% of our voting securities as identified in Item 12, were late filing their initial Forms 3. Otherwise, based solely on our review of the reports filed during 2022, we determined that no director, executive officer, or beneficial owner of more than 10% of our Common Stock failed to file a report on a timely basis during 2022.

Corporate Governance

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its employees, executive officers, including its chief executive officer, principal financial officer, principal accounting officer or controller, or other employees performing similar functions, and directors. We published our Code of Ethics and Business Conduct on our website at https://www.startengine.com/annual-reports. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from a provision of our Code of Ethics and Business Conduct by posting that information on our website at https://www.startengine.com/annual-reports.

Communications with the Board of Directors

The Company’s stockholders or other interested party may contact the Board members individually or as a group by writing to [our Secretary at 4100 W Alameda Ave., Suite 300, Burbank, CA 91505 with a request to forward the communication to the intended recipient or recipients. In general, any stockholder communication delivered to our Secretary for forwarding to the Board or specified Board member or members will be forwarded in accordance with the stockholder’s instructions. However, our Secretary reserves the right not to forward to Board members any abusive, threatening, or otherwise inappropriate materials. Information regarding the submission of comments or complaints relating to our accounting, internal accounting controls, or auditing matters can be found on our website at https://www.startengine.com/contact-us.

Item 11.Executive Compensation

The following discussion and analysis of compensation arrangements should be read with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans and expectations regarding future compensation programs. The actual compensation programs that we adopt may differ materially from the programs summarized in this discussion.

This section describes the material elements of the compensation awarded to, earned by, or paid to our Chief Executive Officer, Howard Marks, and our three most highly compensated executive officers (other than our Chief Executive Officer), Johanna Cronin, Chief Marketing Officer, Joshua Amster, VP, Fundraising, and Allen Jebsen, SVP, Fundraising, for our fiscal year ended December 31, 2022.

							Nonqualified
						Nonequity	deferred
Name and				Stock	Option	incentive plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position		($)	($)(1)	($)	($)(2)	($)	($)	($)	($)
Howard Marks, Chief Executive Officer	2022	$645,000	$0	$—	$1,895,160	$—	$—	$—	$2,540,160
	2021	$518,000	$518,000	$—	$—	$—	$—	$—	$1,036,000
Allen Jebsen, VP of Sales	2022	$100,000	$358,035	$—	$252,688	$—	$—	$—	$710,723
	2021	$100,000	$668,345	$—	$—	$—	$—	$—	$768,345
Josh Amster, VP of Sales	2022	$100,000	$422,180	$—	$252,688	$—	$—	$—	$774,868
	2021	$100,000	$477,565	$—	$—	$—	$—	$—	$577,565
Johanna Cronin, Chief Marketing Officer	2022	$300,000	$—	$—	$252,688	$—	$—	$—	$552,688
4,	2021	$250,000	$250,000	$—	$—	$—	$—	$—	$500,000
(1)	Options, if any, have not yet been granted for fiscal year 2022, but options have been granted in 2022 for the 2021 fiscal year.
(2)

Amounts reflect the aggregate grant date fair value of the options granted in 2021, computed in accordance with Financial Accounting Standards Board ASC Topic 718 (ASC 718). This amount does not reflect the actual economic value realized by the officer.

(3)	Options are subject to vesting with 25% vesting one year after date of grant and then 1/48 per month thereafter.

Principal Elements of Compensation

The compensation of the Company’s executive officers comprises of the following major elements: (a) base salary; (b) an annual, discretionary cash bonus; and (c) long-term equity incentives, consisting of stock options, restricted stock awards, performance compensation awards and/or other applicable awards granted under the Company’s equity incentive plan (the “Equity Incentive Plan”) and any other equity plan that may be approved by the Board from time to time. These principal elements of compensation are described below.

Base Salaries

Base salary is provided as a fixed source of compensation for our executive officers. Adjustments to base salaries will be reviewed annually and as warranted throughout the year to reflect promotions or other changes in the scope of breadth of an executive officer’s role or responsibilities, as well as to maintain market competitiveness.

Annual Bonuses

Annual bonuses may be awarded based on qualitative and quantitative performance standards and will reward performance of our executive officers individually. The determination of an executive officer’s performance may vary from year to year depending on economic conditions and conditions in the cannabis industry and may be based on measures such as stock price performance, the meeting of financial targets against budget, the meeting of acquisition objectives and balance sheet performance.

Equity Incentive Plan

The Equity Incentive Plan provides continual motivation for our officers, employees, consultants and directors to achieve our business and financial objectives and align their interests with the long-term interests of our stockholders. The purpose of our Equity Incentive Plan is to promote greater alignment of interests between employees and stockholders, and to support the achievement of our longer-term performance objectives, while providing a long term retention element.

Employment Agreements with Key Executives

We entered into an employment agreement Mr. Marks, our CEO, with an effective date of February 1, 2022. The agreement is for two years, and will automatically renew for an additional one year period, unless either party gives notice more than sixty days prior to the initial term date of the agreement or each renewal period. The agreement provides that Mr. Marks’ base salary will be for 2022 will be $621,000, $745,000 for 2023, and will increase 20% each year thereafter. Mr. Marks is eligible to participate in all employee bonus plans of company, if any. Mr. Marks is also entitled receive bonuses (a) in an amount up to 60% of his base salary if the Company achieves its revenue goals; and (b) in an amount up to 100% of his base salary if the Company exceeds its revenue goals by 125%.

Compensation Committee Interlocks and Insider Participation

During 2021, the Company did not have a compensation committee or any other committee performing equivalent functions of a compensation committee. Howard Marks, our Chief Executive Officer, in his capacity as a director, participated in deliberations of the Board concerning executive officer compensation and was employed by the Company.

2015 Equity Incentive Plan

In May 2015, the Company established the 2015 Equity Incentive Plan which was approved by the Company’s Board and by stockholders in June 2015. The 2015 Equity Incentive Plan authorized the issuance of 3,000,000 shares of common stock. In December 2015, the 2015 Plan was amended to increase the number of shares authorized for issuance under the Plan from 1,000,000 to 2,030,000, further amended in September 2020 to increase the number of shares from 2,030,000 to 2,530,000, and then further amended in July 2021 to increase the number of shares under the plan on a post- split basis to 7,590,000 shares. as the Company amended the plan in 2023, and as of March 18, 2023, there are 11,590,000 shares available under the plan. The 2015 Equity Incentive Plan permits us to provide equity-based compensation in the form of stock options, restricted stock units, unrestricted stock and other stock bonus awards and performance compensation awards.

The 2015 Equity Incentive Plan is administered by our Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the 2015 Equity Incentive Plan cannot exceed ten years.

Director Compensation

There is currently no agreement or arrangement to pay any of our directors for their services as directors.

Outstanding Equity Awards at Fiscal Year-End

Option awards						Stock awards
								Market	Equity	Equity incentive
				Equity incentive				value of	incentive	plan awards:
				plan awards:				shares or	plan awards:	market
				number			Number	units of	number of	or payout
		Number of	Number of	of securities			of shares	stock	unearned	value of
		securities	securities	underlying	Option		or units	that have	shares, units or	unearned
		underlying	underlying	unexercised	exercise		of stock	not	other rights that	shares, units or
		unexercised	unexercised	unearned	price	Option	that have	vested	have not	other rights that
	Grant	options - (#)	options - (#)	options		expiration	not vested		vested	have not vested
Name	date	exercisable	unexercisable	(#)	($)	date	(#)	($)	(#)	($)
Howard Marks, Chief Executive Officer	1/13/2018	300,000	—	—	0.264	1/13/2028	—	—	—	—
	12/16/2020	160,208	139,792	—	4.333	12/16/2030	—	—	—	—
	1/1/2022	80,833	219,167		13.5	1/1/2032	—	—	—	—
Allen Jebsen, SVP, Fundraising	6/14/2016	30,000	—	—	0.097	6/14/2026	—	—	—	—
	2/7/2017	30,000	—	—	0.097	2/7/2027	—	—	—	—
	1/18/2018	75,000	—	—	0.264	1/18/2028	—	—	—	—
	8/31/2018	150,000	—	—	1.667	8/31/2028	—	—	—	—
	4/24/2019	142,812	7,188	—	2.500	4/24/2029	—	—	—	—
	1/2/2020	116,458	33,542	—	2.500	1/2/2030	—	—	—	—
	12/16/2020	40,052	34,948	—	4.333	12/16/2030	—	—	—	—
	1/1/2022	10,777	29,223		13.5	1/1/2032	—	—	—	—
Josh Amster, VP, Fundraising	2/16/2016	11,474	—	—	0.097	2/16/2026	—	—	—	—
	1/1/2017	30,000	—	—	0.097	1/1/2027	—	—	—	—
	1/1/2018	75,000	—	—	0.264	1/1/2028	—	—	—	—
	7/6/2018	150,000	—	—	1.667	7/6/2028	—	—	—	—
	4/24/2019	142,812	7,188	—	2.500	4/24/2029	—	—	—	—
	1/2/2020	116,458	33,542	—	2.500	1/2/2030	—	—	—	—
	12/16/2020	40,052	34,948	—	4.333	12/16/2030	—	—	—	—
	1/1/2022	10,777	29,223		13.5	1/1/2032	—	—	—	—
Johanna Cronin, Chief Marketing Officer	6/15/2015	695,872	—	—	0.083	6/15/2025	—	—	—	—
	2/7/2017	150,000	—	—	0.097	2/7/2027	—	—	—	—
	1/18/2018	30,000	—	—	0.264	1/18/2028	—	—	—	—
	1/13/2018	60,000	—	—	0.264	1/13/2028	—	—	—	—
	5/15/2019	142,916	7,084	—	2.500	5/15/2029	—	—	—	—
	1/2/2020	70,312	4,688	—	2.500	1/2/2030	—	—	—	—
	4/23/2019	116,458	33,542	—	2.500	4/23/2029	—	—	—	—
	12/16/2020	40,052	34,948	—	4.333	12/16/2030	—	—	—	—
	1/1/2022	10,777	29,223		13.5	1/1/2032	—	—	—	—

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

For the years ended December 31, 2022 and 2021, no members of our board of directors received compensation in their capacity as directors.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets out certain information with respect to the beneficial ownership of the voting securities of the Company, as of March 31, 2023, for:

●	Each person who we know beneficially owns more than five percent of any class of our voting securities.
●	Each of our director and director nominees.
●	Each of our executive officers.
●	All of our directors, director nominees and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all securities that they beneficially own, subject to applicable community property laws.

		Amount	Amount
		and	and
		nature of	nature of
	Name and address	beneficial	beneficial		Percent of
Title of class	of beneficial owner	ownership	ownership acquirable		Class (2)
Common Stock	Howard Marks (1)(4)	8,999,760	600,000	(5)	26.95%
			562,707	(6)	30.22	%(3)
Common Stock	The Ronald David Miller Trust U/A 08/04/2020 (Ron Miller) (1)	3,744,306	300,000	(5)	11.21%
			150,000	(6)	12.39	%(3)
Common Stock	SE Agoura Investment LLC (7)	174,454	9,148,309	(5)	0.52%
					21.91	%(3)
Common Stock	The Lee Miller Trust UA 09/05/2020 (Lee Miller)	3,744,306	300,000	(5)	11.21%
			150,000	(6)	12.39	%(3)
Common Stock	All executive officers and directors as a group (8 members including Howard Marks and Ron Miller)(1)	12,772,744	900,000	(5)	38.24%
			6,445,522	(6)	49.39	%(3)
Preferred Stock	Howard Marks (4)	600,000			3.00%

Preferred Stock	The Ronald David Miller Trust U/A 08/04/2020 (Ron Miller)(1)	300,000			1.50%

Preferred Stock	SE Agoura Investment LLC (7)	9,148,309			45.75%
(1)	Unless otherwise indicated, the address for each beneficial owner is c/o StartEngine Crowdfunding, Inc., 4100 W Alameda Ave., Suite 300, Burbank, California 91505
(2)	Based on 33,473,977 shares of Common Stock, and 19,994,684 shares of Preferred Stock outstanding.
(3)

This calculation is the amount the person owns now, plus the amount that person is entitled to acquire. That amount is then shown as a percentage of the outstanding amount of securities in that class if no other person exercised their rights to acquire those securities. The result is a calculation of the maximum amount that person could ever own based on their current and acquirable ownership, which is why the amounts in this column may not add up to 100% for each class.

(4)

These shares are held by Howard E. Marks Living Trust U/A Dated 12/21/2001 (Howard Marks) and does not include the 1,001,876 shares held by the Marks Irrevocable Trust for the benefit of Mr. Marks’ family.

(5)	Shares acquirable through conversion of Preferred Stock.
(6)	Shares acquirable through the exercise of stock options. The options were granted under the 2015 Equity Incentive Plan.
(7)	SE Agoura Investment LLC is beneficially owned by Aubrey Chernick. The address for SE Agoura Investment LLC is 333 South Grand Avenue, Suite 1470, Los Angeles, CA 90071.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The Company does not have a standing nominating, compensation, or audit committee. Our Board of Directors performs the functions of these committees. We do not believe that our Board of Directors needs to appoint such committees because the low volume of matters that come before our Board of Directors permits the directors to give sufficient time and attention to such matters. We are not required to have such committees since the Company’s stock is not listed on a national securities exchange.

Director Independence

As of the date of this Form 10-K, the Company does not have any independent directors under the corporate governance rules of The Nasdaq Stock Market LLC (Nasdaq).

Item 14.Principal Accountant Fees and Services

The following is a summary of fees paid to the Company’s independent accountant for services rendered.

	For the years ended
	December 31, 2022 (1)	December 31, 2021 (2)
Audit fees (3)	$129,300	$89,400
Audit-related fees (4)	$0	$0
Tax fees (5)	$8,100	$8,100
All other fees (6)	$0	$0
Total fees	$137,400	$97,500

(1)	The Company engaged Borgers & Associates LLC as the Company’s independent accounting firm for the fiscal year ending December 31, 2021 on March 15, 2022.
(2)	dbbmckennon was the Company’s independent accounting firm until March 15, 2022.
(3)	Audit fees consist of the fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.
(4)	Audit-related fees consist of the fees billed in each of the last two fiscal year for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”
(5)	Tax fees comprise fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. These services include tax preparation for fiscal year 2022 and tax preparation for fiscal year 2021.
(6)	All other fees comprise fees for products and services provided by the principal accountant other than those specified in audit, audit-related and tax fees.

The policy of the Company’s Board of Directors (the “Board”) is to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services, and other services. The Board generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management are required to periodically report to the Board regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date.

All of the services of Borgers & Associates LLC for 2022, and dbbmckennon for 2021, described above were pre-approved by the Board.

PART IV

Item 15.Exhibit and Financial Statement Schedules

1.	Financial Statements

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-1 to F-20 of this annual report on Form 10-K

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.	Exhibits (including those incorporated by reference).

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Sixth Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Second Amended and Restated Investors’ Rights Agreement (3)
10.1	Amended and Restated 2015 Equity Incentive Plan (4)
10.2+	Employment Agreement effective as of January 1, 2022 (Howard Marks) (5)
10.3	Observer Rights Agreement dated November 2, 2016 (Ronald Miller) (6)
10.4	Asset Purchase Agreement (7)
31.1*	Certification of the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Management contract or compensatory plan or arrangement.
*	Filed herewith
#	Furnished herewith
(1)	Incorporated by reference to Exhibit 2.1 to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A/A (Commission File No. 024-11487) filed with the SEC on July 13, 2021.
(2)	Incorporated by reference to Exhibit 2.2 to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A/A (Commission File No. 024-10862) filed with the SEC on December 7, 2018.
(3)	Incorporated by reference to Exhibit 3.1 to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A (Commission File No. 024-11177) filed with the SEC on March 12, 2020.
(4)	Incorporated by reference to Exhibit 6.1 to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A POS (Commission File No. 024-11806) filed with the SEC on February 13, 2023.
(5)	Incorporated by reference to Exhibit 6.2 to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A (Commission File No. 024-11806) filed with the SEC on February 14, 2022.
(6)	Incorporated by reference to Exhibit 1A-6 to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A DOS (Commission File No. 367-00101) filed with the SEC on June 23, 2017.
(7)	Incorporated by reference to Exhibit 99.2 to the StartEngine Crowdfunding, Inc. Form 8-K/A (Commission File No. 000-56415) filed with the SEC on November 28, 2022.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARTENGINE CROWDFUNDING, INC.
(Registrant)
Date: March 31, 2023
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard Marks
Howard Marks, Chief Executive Officer, principal financial
officer, principal accounting officer and Director
Date: March 31, 2023

/s/ Ronald Miller
Ronald Miller, Director and Chairman
Date: March 31, 2023