Form 10-Q
period 2023-03-31
STARTENGINE CROWDFUNDING, INC.
filed 2023-05-12
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 34,477,466 shares of Common Stock, par value $0.00001 per share, of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

STARTENGINE CROWDFUNDING, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$13,791,608	$15,460,469
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	1,185,887	702,257
Other current assets	1,482,410	1,953,756
Total current assets	16,461,761	18,118,338

Property and equipment, net	110,077	109,141
Investments - warrants	1,497,442	1,496,701
Investments - stock	7,228,971	6,479,340
Investments - Collectibles	2,902,187	3,072,227
Investments - Real Estate	2,136,628	2,136,628
Intangible assets	141,040	20,000
Other assets	78,478	66,603
Total assets	$30,556,584	$31,498,978

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$111,407	$284,371
Accrued liabilities	1,336,309	1,760,920
Deferred revenue	3,158,056	2,715,422
Total current liabilities	4,605,772	4,760,713

Total liabilities	4,605,772	4,760,713

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 10,350,000 shares authorized, 9,272,044 and 9,272,044 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectfully, liquidation preference of $5,310,409 and $5,310,409 at March 31, 2023 and December 31, 2022, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 4,950,000 shares authorized, 482,104 and 482,104 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively, liquidation preference of $1,414,209 and $1,414,209 at March 31, 2023 and December 31, 2022, respectively.	983,634	983,634
Series Seed Preferred Stock, par value $0.00001, 10,650,000 shares authorized, 10,240,536 and 10,240,536 and shares issued and outstanding at March 31, 2023 and December 31, 2022, respectfully, liquidation preference of $1,707,756 and $1,707,756 at March 31, 2023 and December 31, 2022, respectively.	1,706,756	1,706,756
Common stock, par value $0.00001, 75,000,000 shares authorized, 33,473,977 and 33,301,662 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	334	332
Additional paid-in capital	46,911,613	45,639,151
Subscription Receivable	—	—
Noncontrolling interest	(13,251)	(13,251)
Accumulated deficit	(28,924,941)	(26,865,024)
Total stockholders’ equity	25,950,812	26,738,265
Total liabilities and stockholders’ equity	$30,556,584	$31,498,978

See accompanying notes to unaudited consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended March 31,
	2023	2022
Revenues	$5,240,039	$7,760,806

Cost of revenues	1,655,967	1,864,033

Gross profit	3,584,072	5,896,773

Operating expenses:
General and administrative	1,879,509	3,148,264
Sales and marketing	2,656,824	2,936,023
Research and development	1,138,408	1,139,163
Total operating expenses	5,674,741	7,223,450

Operating income (loss)	(2,090,669)	(1,326,677)

Other expense (income), net:
Other expense (income), net	(37,260)	(59,290)
Total other expense (income), net	(37,260)	(59,290)

Income (loss) before provision for income taxes	(2,053,409)	(1,267,387)

Provision for income taxes	6,507	5,174

Net income (loss)	(2,059,917)	(1,272,561)
Less: net loss attributable to noncontrolling interest	—	(9,124)
Net Income (loss) attributable to stockholders	(2,059,917)	$(1,263,437)

Weighted average loss per share - basic and diluted	$(0.03)	$(0.02)
Weighted average shares outstanding - basic and diluted	61,682,268	59,845,599

See accompanying notes to unaudited consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Subscription	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Interest	Deficit	Total
Balance at December 31, 2021	9,272,044	5,286,667	482,211	983,852	10,247,938	1,707,990	32,865,193	328	39,246,724	(367,831)	(4,127)	(18,938,969)	27,914,633
Exercise of stock options	—	—	—	—	—	—	7,927	—	18,521	—	—	—	18,521
Stock compensation expense	—	—	—	—	—	—	—	—	1,979,475	—	—	—	1,979,475
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(9,124)	9,124	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,263,437)	(1,263,437)
Balance at March 31, 2022	9,272,044	5,286,667	482,211	983,852	10,247,938	1,707,990	32,873,120	328	41,244,720	(367,831)	(13,251)	(20,193,282)	28,649,192

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Subscription	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Interest	Deficit	Total
Balance at December 31, 2022	9,272,044	5,286,667	482,104	983,634	10,240,536	1,706,756	33,301,662	332	45,639,151	—	(13,251)	(26,865,023)	26,738,265
Sale of common stock	—	—	—	—	—	—	59,235	1	1,124,508	—	—	—	1,124,509
Exercise of stock options	—	—	—	—	—	—	113,080	1	20,971	—	—	—	20,972
Stock compensation expense	—	—	—	—	—	—	—	—	897,634	—	—	—	897,634
Offering Costs	—	—	—	—	—	—	—	—	(770,651)	—	—	—	(770,651)
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,059,917)	(2,059,917)
Balance at March 31, 2023	9,272,044	5,286,667	482,104	983,634	10,240,536	1,706,756	33,473,977	334	46,911,613	—	(13,251)	(28,924,940)	25,950,812

See accompanying notes to unaudited consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net Income (loss)	$(2,059,917)	$(1,263,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,273	3,272
Bad debt expense	—	64,078
Fair value of warrants received for fees	(741)	(199,621)
Fair value of investments - other received for fees	(749,631)	(632,778)
Impairment of investments - other received for fees	—	—
Stock-based compensation	897,634	1,094,444
Changes in operating assets and liabilities:
Accounts receivable	(483,630)	(362,062)
Other current assets	459,473	(651,453)
Accounts payable	(172,964)	(392,388)
Accrued liabilities	(424,611)	(692,199)
Deferred revenue	442,634	(719,899)
Net cash (used in) provided by operating activities	(2,088,480)	(3,752,043)

Cash flows from investing activities:
Investments - Marketable Securities	—	—
Investments - Collectibles	170,040	(1,361,503)
Investments - Real Estate	—	—
Purchase of Intangible Assets	(121,040)	—
Purchase of property and equipment	(4,209)	(5,071)
Net cash (used in) provided by investing activities	44,791	(1,366,575)

Cash flows from financing activities:
Proceeds from sale of common stock	1,124,509	—
Subscription Receivable	—	—
Offering costs	(770,651)	—
Proceeds from exercise of employee stock options	20,971	18,521
Non-Controlling Interest	—	—
Net cash provided by financing activities	374,829	18,521

(Decrease) increase in cash and restricted cash	(1,668,861)	(5,100,097)
Cash and restricted cash, beginning of period	15,460,469	21,000,367
Cash and restricted cash, end of period	$13,791,608	$15,900,270

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$6,507	$5,174

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

The Company has cash and cash equivalents of approximately $13.80 million, which its management believes will cover losses for the foreseeable future. The Company’s management believes that any substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP. The consolidated financial statements include the accounts of StartEngine Crowdfunding, Inc., its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2023.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$13,791,608	$—	$—	$13,791,608
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	1,497,442	1,497,442
	$13,791,608	$1,856	$1,497,442	$15,290,906

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15,460,469	$—	$—	$15,460,469
Marketable securities	—	1,856	—	1,856
Investments - warrants	—	—	1,496,701	1,496,701
	$15,460,469	$1,856	$1,496,701	$16,959,026

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the three-months ended March 31, 2023 and 2022 as it relates to Investments - warrants:

Investments-
Warrants
Fair value at December 31, 2022	1,496,701
Receipt of warrants	742
Change in fair value of warrants	—
Fair value at March 31, 2023	$1,497,442

Investments-
Warrants
Fair value at December 31, 2021	1,088,067
Receipt of warrants	241,687
Change in fair value of warrants	—
Fair value at March 31, 2022	$1,329,754

The following range of variables were used in valuing Level 3 warrant assets during the three-months ended March 31, 2023 and 2022:

	2023	2022
Expected life (years)	1 - 2.5	1 - 2.5
Risk-free interest rate	0.1% - 0.9%	0.1% - 0.9%
Expected volatility	30% - 225%	30% - 225%
Annual dividend yield	0%	0%
Underlying share values	$0.30 – 100.00	$0.30 – 100.00
Strike Prices	$0.30 – 100.00	$0.30 – 100.00

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance for doubtful accounts as of March 31, 2023 and December 31, 2022 was $1,980,575 and $357,709, respectively. Bad debt expense for the three-months ended March 31, 2023 and 2022 was $23,585 and $64,078, respectively.

As of March 31, 2023 the Company had accounts receivable over 90 days totaling $182,659.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, and (iii) cost method accounting. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, less adjustments for impairment in accordance with ASC 321-10-35-2. During the three-months ended March 31, 2023 and 2022, the Company received stock with a cost of $750,373 and $632,778, respectively, as payment for fees. During the three-months ended March 31, 2023 and 2022, impairment expense related to shares received amounted to $0 and $0, respectively.

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

The below is a breakdown of the types of collectibles and their value held as of March 31, 2023:

	Period Ended March 31,	Period Ended December 31,
	2023	2022
Wine	$427,115	$476,115
Trading Cards	486,657	486,657
Artwork	1,182,942	1,287,378
Comic Books	704,477	704,477
NFT	47,868	64,472
Watches	53,128	53,128

Total collectibles	$2,902,187	$3,072,227

Crypto Assets

The Company holds crypto-denominated assets (“crypto assets”), which are included as other assets in the balance sheets. As of March 31, 2023 and December 31, 2022, cryptocurrencies were $28,478 and $16,604, which included one bitcoin and is recorded at cost less impairment.

Unrealized gain during the Three Months Ended March 31, 2023 and 2022 were $11,874 and $0, respectively relating to bitcoin price cost appreciation.

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

StartEngine has purchased a residential apartment building for $2,136,628 in December 2021, which it still holds as of March 31, 2023. We value the building at cost.

Noncontrolling Interest

The Company presents third party minority interests in subsidiaries in accordance with ASC 810, Consolidation. Under that topic, such minority interests are presented on the Company’s balance sheet within the equity section as noncontrolling interest.

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs of $770,651 and $0 were charged to stockholders’ equity during the three-months ended March 31, 2023 and 2022, respectively.

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

The Company recognizes revenues from Regulation A and Regulation D platform fees at an agreed-upon rate. In 2023 the rate was a percentage of the capital raised. Platform fees are paid to the Company from customers’ escrow accounts. For certain Regulation A offerings, the Company earns a portion of its platform fees in warrants or shares. The grant date fair values of shares and warrants received are recognized as revenue when earned. The Company’s performance obligations are satisfied as services are rendered through the duration of the campaign.

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

The Company’s contracts with customers generally have a term of one year or less. The Company had deferred revenue of $3,158,056 and $2,715,422 as of March 31, 2023 and December 31, 2022, respectively, related to performance obligations yet to be fulfilled. The Company had no other customer contract assets.

During the three and three-months ended March 31, 2023 and 2022, revenue was made up of the following categories associated with the above described services:

	Three-Months	Three-Months
	Ended March 31,	Ended March 31,
	2023	2022	$ Change
Regulation Crowdfunding platform fees	$2,893,241	$2,829,372	63,869
Regulation A commissions	409,540	2,565,462	(2,155,921)
StartEngine Premium	822,500	600,000	222,500
StartEngine Secure	332,421	180,429	151,992
OWNers Bonus revenue	782,336	1,365,952	(583,616)
Other service revenue	—	219,591	(219,591)

Total revenues	$5,240,039	$7,760,806	(2,520,767)

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, and certain software subscription fees that are required to provide services to our issuers.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to our website and future product offerings, email and other tools that are utilized for client related services and outreach. During the three-months ended March 31, 2023 and 2022, research and development costs were $1,138,408 and $1,236,726, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services. The Company recognized a significant increase in Stock-Based Compensation year over year as both the fair value grant and the employee count increased, further increasing the a granted.

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the three-months ended March 31, 2023 as the effects would be anti-dilutive. See Note 6 for outstanding stock-options as of March 31, 2023. The weighted average shares outstanding – diluted is calculated as follows for the period ended March 31, 2022:

March 31,
2022
Weighted average shares outstanding - basic	32,873,120
Preferred shares	20,002,193
Stock options	6,970,286
Weighted average shares outstanding - diluted	59,845,599

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Marketable Securities

Marketable securities consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Common stock	$1,856	$1,856
	$1,856	$1,856

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of March 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	March 31, 2023	December 31, 2022
Computer equipment	$141,256	$137,048
Software	3,753	3,753
Total property and equipment	145,010	140,801
Accumulated depreciation	(34,933)	(31,660)
	$110,077	$109,141

Depreciation expense for the three-months ended March 31, 2023 and 2022 was $3,272 and $3,272, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2023, the Company has authorized the issuance of 25,950,000 shares of our preferred stock with par value of $0.00001. Of these authorized shares, 10,350,000 are designated as Series A, 4,950,000 are designated as Series T, and 10,650,000 are designated as Series Seed.

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

Common Stock

As of March 31, 2023 we had authorized the issuance of 25,000,000 shares of our common stock with par value of $0.00001. As described in Note 1, concurrently with a stock split, we increased the authorized shares of common stock to 75,000,000.

During the three-months period ended March 31, 2023, the Company sold 59,235 shares of common stock through its Regulation A offering for gross proceeds of $1,124,509 and incurred offering costs of $770,651.

During the three-months period ended March 31, 2022, the Company did not sell shares of common stock.

Stock Options

In 2015, our Board of Directors adopted the StartEngine Crowdfunding, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of equity awards to employees, and consultants, including stock options, stock purchase rights and restricted stock units to purchase shares of our common stock. Up to 11,590,000 shares of our common stock may be issued pursuant to awards granted under the 2015 Plan. The 2015 Plan is administered by our Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.

Stock option expense for the periods ended March 31, 2023 and 2022 was $897,634 and $1,094,444, respectively, and are included within the consolidated statements of operations as follows:

	2023	2022
Cost of revenues	$78,665	$53,284
General and administrative	273,226	483,081
Sales and marketing	456,881	486,654
Research and development	88,863	71,425
Total	$897,634	$1,094,444

At March 31, 2023, the total compensation cost related to nonvested awards not yet recognized was approximately $7,402,211 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 2.72 years.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after March 31, 2023 through May 12, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2022 included in our most recent Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss certain factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q.

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

Business and Trends

For Regulation A offerings, our broker-dealer subsidiary is permitted to charge commissions to the companies that raise funds on our platform. Regulation A offerings are subject to a commission ranging between 4% and 7% and usually include warrants to purchase shares of the Company or the securities that are the subject of the offering. The amount of commission is based on the risks and other factors associated with the offering. Through StartEngine Primary, we can also charge commissions on Regulation D offerings hosted on our platform. During the periods covered in these financial statements we did not receive any Regulation D commissions. In Regulation Crowdfunding offerings, our funding portal subsidiary is permitted to charge commissions to the companies that raise funds on our platform. We typically charge 6% to 10% for Regulation Crowdfunding offerings on our platform. We also generate revenue from services, which include a consulting package called StartEngine Premium priced at $15,000 to help companies who raise capital with Regulation Crowdfunding, as well as transfer agent services marketed as StartEngine Secure. We additionally charge a $1,000 fee for certain amendments we file on behalf of companies raising capital under Regulation Crowdfunding as well as fees to run the required bad actor checks for companies utilizing our services. The Company also receives revenues from other programs such as the StartEngine OWNers bonus program and StartEngine Secondary. Our annual memberships for the StartEngine OWNers bonus program are $275 per year. We launched StartEngine Secondary on May 18, 2020 and generate revenues by charging trade commissions to the sellers of the shares. To date, StartEngine Secondary has a limited operating history and has not generated a material amount of revenue.

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

Specifically, during the second half of 2022, the Company experienced a decline in revenue which we attribute to several factors, including due to the volatility of the U.S. economy. As such, the Company increased efforts to reduce operational expenses, including headcount in an effort to offset the decline in revenue due to lower than expected raise totals. These cost saving initiatives have continued into Q1 2023.

As a regulated entity, we have and anticipate having to engage and train additional compliance personnel, to better ensure continued compliance with FINRA and SEC and also in order to expand our broker-dealer operations. Specifically, during 2022, we experienced increased costs for payroll and training that will increase relative to our revenue. We anticipate that this trend will continue into the remainder 2023.  Further, our ATS has had minimal operations to date.  As we work on ramping up operations, we expect increased costs due to technology and operations related to the operation of our ATS. We anticipate operating the ATS will initially increase our overall expenses by $50,000 per month.  In addition, in June 2022, we became a reporting company, as a result of which we anticipate higher internal costs related to the increased administrative burden as well as higher professional fees.

On May 5, 2023, StartEngine Crowdfunding, Inc. completed its acquisition of assets of the SeedInvest business. The total for the purchase is 960,000 shares of StartEngine’s Common Stock, which is based on StartEngine’s current Regulation A offering price of $25 per share would be valued at $24 million.

Operating Results

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

The following table summarizes the results of our operations for the three months ended March 31, 2023 (“Q1 2023”) as compared to the three months ended March 31, 2022 (“Q1 2022”).

Revenues

Our revenues during Q1 2023 were $5,240,039, which represented a decrease of $2,520,767 or 32%, from revenues in the same period in 2022. The following are the major components of our revenues during Q1 2023 and 2022:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2023	2022	$ Change
Regulation Crowdfunding platform fees	$2,893,241	$2,829,372	63,869
Regulation A commissions	409,540	2,565,462	(2,155,921)
StartEngine Premium	822,500	600,000	222,500
StartEngine Secure	332,421	180,429	151,992
OWNers Bonus revenue	782,336	1,365,952	(583,616)
Other service revenue	—	219,591	(219,591)

Total revenues	$5,240,039	$7,760,806	(2,520,767)

The decrease in total revenues during Q1 2023 as compared to the same period in 2022 is primarily due to the following:

●	Decrease in Regulation A commissions of $2,155,921, were due primarily to lower amounts raised from Regulation A offerings. We also hosted fewer Regulation A offerings during Q1 2023 compared to Q1 2022 and Regulation A commisions are largely volatile due to their reliance on both the number of issuers undertaking Regulation A offerings, but also the amount of funds raised by those issuers during their Regulation A offering. In Q1 2023, the Company raised approximately $5 million for 10 issuers. In Q1 2022, the Company hosted Regulation A offerings for 12 issuers for a combined raise amount of $23 million. The Regulation A offerings of two issuers comprised $16 million with the remaining 10 issuers raising the remaining $7 million.*
●	Increase in revenues of $151,992 from StartEngine Secure, primarily due to increase in number of issuers utilizing the service. Specifically, in Q1 2023 StartEngine Secure had 597 customers, whereas Q1 2022 had 359 customers. Additionally, StartEngine increased the price of StartEngine Secure per user from $5 per user to $10 per user in Q4 2022, which also contributed to increased revenue in Q1 2023 compared to Q1 2022.
●	Increase in StartEngine Premium revenue of $222,500 primarily due to an increase in pricing of StartEngine Premium from $10,000 to $15,000 for issuers signed after Q1 2022.
●	Decrease in StartEngine OWNers Bonus revenue of $583,616 related to fewer sales of OWNers Bonuses during the 2022 and continuing through beginning of Q1 2023 compared to 2021. OWNers Bonuses are annual packages, that are recognized over

12 months, see Note 2 – “Revenue Recognition” to the accompanying financial statements, and therefore the performance of this product in terms of revenue recognition lags behind actual sales.
●	Decrease in other service revenue of $342,051. Other service revenue includes revenue from StartEngine Assets sales, which did not record any sales in Q1 2023 versus $220,244 in Q1 2022.

During this period, our Regulation Crowdfunding platform fees remained relatively stable.

*Offerings can span multiple periods and the amount raised during the period is based on the amounts closed on during that period.

Cost of Revenues

Our cost of revenues during Q1 2023 was $1,655,967, which represented a decrease of $208,066, or 11%, from the amounts during the same period in 2022. The decrease was due to lower amounts raised by Regulation A issuers on the platform in Q1 2023 versus Q1 2022 which correlates with transaction costs, as well as reduced headcount. Our gross margin in Q1 2023 decreased to 68% compared to 76% in Q1 2022. This decrease is due to higher transaction costs including escrow fees, and credit card fees which the Company generally bears the cost on behalf of issuers. Additionally, StartEngine had higher revenue in Q1 2022 which increased gross margin for that quarter as some of the transaction costs are fixed fees and not dependent on revenue.

Operating Expenses

Our total operating expenses during Q1 2023 amounted to $5,674,741, which represented a decrease of $1,548,709, or 21%, from the expenses in the same period in 2022. The decrease in operating expenses is primarily due to the following:

●	Decrease in general and administrative expenses of $1,268,755 primarily due to lower headcount and lower bonuses, which are related to both the number of personnel as well as the performance of the Company. Accordingly, performance bonus accruals, payroll expenses and recruiting expenses were $1,480,012 less in Q1 2023 than 2022.
●	Decrease in sales and marketing expenses of $279,199 were primarily due to a reduction of advertising costs of $587,143, which was a result of discontinued purchasing of television ads that were heavily featured during Q1 2022.

Other Expense (Income), net

Our other income, net during Q1 2023 amounted to $37,260, which represented cashback received from the Company’s Ramp credit card spend program, as well as increase in Bitcoin value, of which the Company holds one. During the same period in 2022 our other income, net other income was $59,290 which primarily represented cash back from our Ramp credit card spend program.

Net Loss (Income)

Net loss attributable to stockholders totaled $2,059,917 for the three months ended March 31, 2023, a decrease of $787,356 compared to the net loss attributable to shareholders of $1,263,437 recognized during the three months ended March 31, 2022.

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

Collectibles and Real Estate

The Company records collectibles and real estate at cost in accordance with the Company’s policy. These long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we believe that we purchase these assets in arms-length transactions at fair value and such transactions are evidence of fair market value in the near term. For collectibles, over time, and as trends change and economic factors effect various markets for which we hold assets, the estimation of certain assets that do not trade in a regular market may be difficult to assess for fair value. Certain assets may be subject to market manipulation or overproduction that could effect the underlying value of like or similar items. The quality of authentication bodies may effect future valuation. If there are limited data points to assess fair value, especially for one-of-a-kind collectibles, we may not identify impairments in a timely manner. Many of the collectibles have value that is in the eye of the beholder. Accordingly, there is significant uncertainty to what these assets would be valued at in subsequent arms-length transactions. For real estate assets, there tend to be more relevant data points, including comparable sales in close proximity to held real estate assets. The Company can also assess trend information in the overall economy and local economy where such assets may be held. However, sharp changes in economic conditions may make it difficult to estimate fair value and therefore potential impairment.

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three-Months Ended
	March 31,
	2023	2022	$ Change
Net cash (used in) provided by operating activities	$(2,088,480)	$(3,752,043)	$1,663,563
Net cash (used in) provided by investing activities	$44,791	$(1,366,575)	$1,411,365
Net cash provided by financing activities	$374,829	$18,521	$356,308

Cash used by operating activities for Q1 2023 was $2,088,480 as compared to $3,752,043 for the same period in 2022. Our net loss attributable to stockholders was $2,059,917 and $1,263,437 during Q1 2023 and Q1 2022, respectively. The decrease in cash used by operating activities in Q1 2023 was primarily due to Other Current Assets cash activity changing from a cash outflow to cash inflow, a net change of $1,110,926. The change in Other Current Assets was primarily attributable to recognition of deferred offering costs related to marketing of our Regulation A offering which was recognized in Q2 2022. Additionally for Operating Activities, cash received for StartEngine OWNers Bonus annual purchases increased $312,400 and StartEngine Secure annual purchases increased $179,675 in Q1 2023 versus Q1 2022.

Cash received in investing activities for Q1 2023 was $44,791, as compared to cash used in investing activities of $1,366,575 in the same period in 2022. The primary driver of this change was there were sales of collectibles in Q1 2023, with no purchases, while the purchases of collectibles in Q1 2022 was $1,361,503.

Cash provided by financing activities was $374,828 and $18,521 for Q1 2023 and 2022, respectively. The increase in cash received is due to sale of Common Stock via StartEngine’s Reg A offering in Q1 2023, offset by equity offering costs.

Balance Sheet

The following table summarizes our assets and liabilities as of March 31, 2023 as compared as of December 31, 2022:

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$13,791,608	$15,460,469
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	1,185,887	702,257
Other current assets	1,482,410	1,953,756
Total current assets	16,461,761	18,118,338

Property and equipment, net	110,077	109,141
Investments - warrants	1,497,442	1,496,701
Investments - stock	7,228,971	6,479,340
Investments - Collectibles	2,902,187	3,072,227
Investments - Real Estate	2,136,628	2,136,628
Intangible assets	141,040	20,000
Other assets	78,478	66,603
Total assets	$30,556,584	$31,498,978

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$111,407	$284,371
Accrued liabilities	1,336,309	1,760,920
Deferred revenue	3,158,056	2,715,422
Total current liabilities	4,605,772	4,760,713

Total liabilities	4,605,772	4,760,713

The Company’s current assets decreased by $1,656,577 from December 31, 2022 to March 31, 2023. The decrease was primarily driven by a decrease in cash in the amount of $1,668,861 driven by its use in operating activities.

The Company’s long-term assets increased by $714,183 from December 31, 2022 to March 31, 2023. This was driven primarily by a $749,631 increase in equity compensation from issuer raises in Q1 2023.

Current liabilities decreased by $154,941 which is primarily due to a decrease in accrued liabilities of $424,611 primarily due to lower expense incurred for sales commissions and annual performance bonuses.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of March 31, 2023, the Company’s current assets were $16,461,761. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Common Stock in our Regulation A and Regulation CF offerings.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, who is also our principal financial officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This risk is illustrated by the fact that, during preparation for financial reporting related to the quarter ended March 31, 2022, and based on comments received from the Securities and Exchange Commission, the Company discovered certain classification errors (specifically for subscriptions receivable, allocated noncontrolling interest loss, and marketable securities as well as an error in using aggregation of the fair value of warrants issued instead of segregating those amounts) in its previously reported financial statements for the year ended December 31, 2022. The Company’s management has concluded that, in light of the classification errors and aggregation error described above, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of the Company’s internal control over financial reporting. While the Company has processes to identify and appropriately apply applicable accounting requirements, management has enhanced these processes in the past year by hiring an additional employee with a public accounting background specifically for the preparation of financial statements, and has begun working with an external consultant.

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

Voting control is concentrated in the hands of a small number of stockholders. Our CEO and Chairman currently hold approximately 27% of our voting shares in aggregate, including shares of our Common Stock and (on an as-converted basis) shares of our Series Seed Preferred Stock, Series A Preferred Stock and Series Seed Preferred Stock; and two other shareholders, SE Agoura Investment LLC and The Lee Miller Trust UA 09/05/2020, own approximately 17% and 7.5%, respectively, of our voting shares in aggregate. None of SE Agoura Investments LLC, The Lee Miller Trust UA 09/05/2020 or their beneficial owners are on our board or are employees of our company. Those four shareholders in aggregate control approximately 51.50% of our voting shares and approximately 52% of our preferred stock. Holders of our Common Stock are generally not be able to influence our policies or any other corporate matter, including the election of directors, changes to our company’s governance documents, expanding the employee option pool, and any merger, consolidation, sale of all or substantially all of our assets, or other major action requiring stockholder approval. Some of the larger stockholders include, or have the right to designate, executive officers and directors of our Board. These few people and entities make all major decisions regarding the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Offering type	Intermediary	Date commenced	Number of shares issued	Class of securities	Proceeds raised	Use of proceeds	Date closed (if open, N/A)
2022-2023 Regulation A (1)	Dalmore Group, LLC*	March 14, 2022	(2)	Common Stock	(3)	Marketing, operations, product development, cash reserves	N/A
2021 Regulation A (4)	Dalmore Group, LLC*	August 27, 2021	1,234,922	Common Stock	$14,813,168	Marketing, operations, product development, cash reserves	December 19, 2021
2020 Regulation A	N/A	May 29, 2020	4,356,843 shares of Common Stock 67,500 shares of Series T Preferred Stock	Common Stock and Series T Preferred Stock and the Common Stock into which it converts	$17,052,746 for shares of Common Stock $200,000 for shares of Series T Preferred Stock	Marketing, operations, product development, cash reserves	December 17, 2020
April 2020 Regulation Crowdfunding	TruCrowd, Inc.	April 30, 2020	139,038	Common Stock	$518,209	Marketing, operations, product development, cash reserves	September 15, 2020
March 2020 Regulation Crowdfunding	TruCrowd, Inc.	March 12, 2020	51,624	Common Stock	$193,590	Marketing, operations, product development, cash reserves	December 5, 2020
December 2019 Regulation Crowdfunding	TruCrowd, Inc.	December 5, 2019	73,053	Common Stock	$182,633	Marketing, operations, product development, cash reserves	February 27, 2020
*	Only for certain investors, including residents in Florida for both offerings and residents in Texas during part of the offering in 2022.
(1)	Does not include 99,657 shares of Common Stock sold for a total of $2,246,870 by selling shareholders under the Company’s Regulation A offering.
(2)	As of May 12, 2023, the Company sold 398,591 shares of Common Stock in this Regulation A offering.
(3)	As of May 12, 2023, gross proceeds raised in this Regulation A offering were $8,986,505.
(4)	Does not include 1,128,085 shares of Common Stock sold for a total of $13,958,197 by selling shareholders under the Company’s Regulation A offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Sixth Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Second Amended and Restated Investors’ Rights Agreement (3)
10.1	2015 Equity Incentive Plan (2)
10.2+	Employment Agreement effective as of January 1, 2023 (Howard Marks) (4)
31.1*	Certification of the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Management contract or compensatory plan or arrangement.
*	Filed herewith
#	Furnished herewith
(1)	Filed as an exhibit to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A (Commission File No. 024-11487)
(2)	Filed as an exhibit to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A (Commission File No. 024-10862)
(3)	Filed as an exhibit to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A (Commission File No. 024-11177)
(4)	Filed as an exhibit to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A (Commission File No. 024-11806)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARTENGINE CROWDFUNDING, INC.
(Registrant)
Date: May 12, 2023
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer, principal financial officer, principal accounting officer and Director