Form 10-Q
period 2023-06-30
STARTENGINE CROWDFUNDING, INC.
filed 2023-08-14
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 34,554,769 shares of Common Stock, par value $0.00001 per share, of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$14,240,969	$15,460,469
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	1,091,722	702,257
Other current assets	1,910,838	1,953,756
Total current assets	17,245,385	18,118,338

Property and equipment, net	119,188	109,141
Investments - warrants	1,497,442	1,496,701
Investments - stock	7,879,458	6,479,340
Investments - Collectibles	2,505,957	3,072,227
Investments - Real Estate	2,136,628	2,136,628
Intangible assets	24,141,038	20,000
Other assets	78,478	66,603
Total assets	$55,603,574	$31,498,978

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$125,866	$284,371
Accrued liabilities	2,164,918	1,760,920
Deferred revenue	3,434,985	2,715,422
Total current liabilities	5,725,769	4,760,713

Total liabilities	5,725,769	4,760,713

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 10,350,000 shares authorized, 9,272,044 and 9,272,044 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectfully, liquidation preference of $5,310,409 and $5,310,409 at June 30, 2023 and December 31, 2022, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 4,950,000 shares authorized, 482,104 and 482,211 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively, liquidation preference of $1,414,172 and $1,414,486 at June 30, 2023 and December 31, 2022, respectively.	983,634	983,634
Series Seed Preferred Stock, par value $0.00001, 10,650,000 shares authorized, 10,240,536 and 10,247,938 and shares issued and outstanding at June 30, 2023 and December 31, 2022, respectfully, liquidation preference of $1,707,990 and $1,707,990 at June 30, 2023 and December 31, 2022, respectively.	1,706,756	1,706,756
Common stock, par value $0.00001, 75,000,000 shares authorized, 34,519,497 and 32,865,193 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	341	332
Additional paid-in capital	73,937,467	45,639,151
Subscription Receivable	—	—
Noncontrolling interest	(13,251)	(13,251)
Accumulated deficit	(32,023,809)	(26,865,024)
Total stockholders’ equity	49,877,805	26,738,265
Total liabilities and stockholders’ equity	$55,603,574	$31,498,978

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$4,718,206	$6,587,906	$9,958,244	$14,348,712

Cost of revenues	1,251,251	1,694,339	2,907,217	3,698,884

Gross profit	3,466,955	4,893,567	7,051,027	10,649,828

Operating expenses:
General and administrative	2,047,958	3,921,287	3,925,467	7,284,585
Sales and marketing	3,188,011	3,961,249	5,846,836	7,329,194
Research and development	1,318,812	1,375,719	2,457,220	2,612,445
Impairment in value of shares received for fees	—	12,250	—	12,250
Total operating expenses	6,554,781	9,270,505	12,229,523	17,238,474

Operating income (loss)	(3,087,826)	(4,376,938)	(5,178,496)	(6,588,646)

Other expense (income), net:
Other expense (income), net	(7,915)	(71,828)	(45,175)	(131,118)
Total other expense (income), net	(7,915)	(71,828)	(45,175)	(131,118)

Income (loss) before provision for income taxes	(3,079,911)	(4,305,110)	(5,133,321)	(6,457,528)

Provision for income taxes	18,958	53,010	25,465	58,184

Net income (loss)	(3,098,869)	(4,358,120)	(5,158,786)	(6,515,712)
Less: net loss attributable to noncontrolling interest	—	—	—	(9,124)
Net Income (loss) attributable to stockholders	(3,098,869)	$(4,358,120)	(5,158,786)	$(6,506,588)

Weighted average loss per share - basic and diluted	$(0.05)	$(0.13)	$(0.08)	$(0.20)
Weighted average shares outstanding - basic and diluted	63,925,513	33,086,652	62,803,891	33,086,652

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Subscription	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Interest	Deficit	Total
Balance at December 31, 2021	9,272,044	$5,286,667	482,211	$983,852	10,247,938	$1,707,990	32,865,193	$328	39,246,724	$(367,831)	$(4,127)	$(18,938,969)	27,914,633
Exercise of stock options	—	—	—	—	—	—	7,927	—	18,521	—	—	—	18,521
Stock compensation expense	—	—	—	—	—	—	—	—	1,979,475	—	—	—	1,979,475
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(9,124)	9,124	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,148,468)	(2,148,468)
Balance at March 31, 2022	9,272,044	5,286,667	482,211	983,852	10,247,938	1,707,990	32,873,120	328	41,244,720	(367,831)	(13,251)	(21,078,313)	27,764,161
Sale of common stock	—	—	—	—	—	—	206,023	2	3,709,805	(606,700)	—	—	3,103,107
Offering costs	—	—	—	—	—	—	—	—	(3,456,142)	—	—	—	(3,456,142)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion to Common Stock	—	—	(107)	(218)	(7,402)	(1,234)	7,509	—	1,452	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	2,120,552	—	—	—	2,120,552
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,358,120)	(4,358,120)
Balance at June 30, 2022	9,272,044	5,286,667	482,104	983,634	10,240,536	1,706,756	33,086,652	330	43,620,387	(974,531)	(13,251)	(25,436,433)	25,173,558

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Subscription	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Interest	Deficit	Total
Balance at December 31, 2022	9,272,044	5,286,667	482,104	983,634	10,240,536	1,706,756	33,301,662	332	45,639,151	—	(13,251)	(26,865,023)	26,738,265
Sale of common stock	—	—	—	—	—	—	59,235	1	1,124,508	—	—	—	1,124,509
Exercise of stock options	—	—	—	—	—	—	113,080	1	20,971	—	—	—	20,972
Stock compensation expense	—	—	—	—	—	—	—	—	897,634	—	—	—	897,634
Offering costs	—	—	—	—	—	—	—	—	(770,651)	—	—	—	(770,651)
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,059,917)	(2,059,917)
Balance at March 31, 2023	9,272,044	5,286,667	482,104	983,634	10,240,536	1,706,756	33,473,977	334	46,911,613	—	(13,251)	(28,924,940)	25,950,812
Sale of common stock	—	—	—	—	—	—	85,145	1	1,900,454	—	—	—	1,900,455
Offering costs	—	—	—	—	—	—	—	—	(802,248)	—	—	—	(802,248)
Exercise of stock options	—	—	—	—	—	—	100	—	375	—	—	—	375
Stock compensation expense	—	—	—	—	—	—	—	—	1,927,283	—	—	—	1,927,283
SeedInvest Acquisition	—	—	—	—	—	—	960,000	10	23,999,990	—	—	—	24,000,000
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,098,869)	(3,098,869)
Balance at June 30, 2023	9,272,044	5,286,667	482,104	983,634	10,240,536	1,706,756	34,519,222	341	73,937,467	—	(13,251)	(32,023,809)	49,877,805

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net Income (loss)	$(5,158,786)	$(6,506,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,545	6,545
Bad debt expense	—	94,983
Fair value of warrants received for fees	(741)	(361,240)
Fair value of investments - other received for fees	(1,400,118)	(1,376,298)
Impairment of investments - other received for fees	—	12,250
Stock-based compensation	2,824,918	4,100,027
Changes in operating assets and liabilities:
Accounts receivable	(389,465)	(222,749)
Other current assets	31,042	1,254,977
Accounts payable	(158,505)	31,885
Accrued liabilities	403,997	(838,949)
Deferred revenue	719,563	(1,301,710)
Net cash used in operating activities	(3,121,550)	(5,106,867)

Cash flows from investing activities:
Investments - Collectibles purchases, gross	—	(1,627,833)
Investments - Collectibles sales, gross	566,270	—
Purchase of Intangible Assets	(121,038)	—
Purchase of property and equipment	(16,592)	(35,723)
Net cash used in investing activities	428,640	(1,663,556)

Cash flows from financing activities:
Proceeds from sale of common stock	3,024,964	3,103,107
Offering costs	(1,572,900)	(3,456,142)
Proceeds from exercise of employee stock options	21,346	18,521
Net cash provided by financing activities	1,473,410	(334,514)

(Decrease) increase in cash and restricted cash	(1,219,500)	(7,104,937)
Cash and restricted cash, beginning of period	15,460,469	21,000,367
Cash and restricted cash, end of period	$14,240,969	$13,895,430

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$25,465	$58,184
Non Cash Investing & Financing Activities
Purchase of SeedInvest Intellectual Property with Common Stock	$24,000,000	$—
Subscription Receivable as part of Common Stock	$—	$(606,700)

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

StartEngine Crowdfunding, Inc. was formed on March 19, 2014 (“Inception”) in the State of Delaware. The Company was originally incorporated as StartEngine Crowdsourcing, Inc. and changed to the current name on May 8, 2014. The condensed consolidated financial statements of StartEngine Crowdfunding, Inc. (the “Company” are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s headquarters are located in Burbank, California.

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

The Company has cash and cash equivalents of approximately $14.2 million, which its management believes will cover losses for the foreseeable future. The Company’s management believes that any substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP. The condensed consolidated financial statements include the accounts of StartEngine Crowdfunding, Inc., its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2023.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of StartEngine Crowdfunding, Inc.’s wholly-owned subsidiaries, StartEngine Capital LLC, StartEngine Secure LLC, and StartEngine Primary LLC and StartEngine Assets LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$14,240,969	$—	$—	$14,240,969
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	1,497,442	1,497,442
Cryptocurrency	28,478	—	—	28,478
Non-Fungible Token ("NFT")	1,865	—	—	1,865
	$14,271,312	$1,856	$1,497,442	$15,770,610

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15,460,469	$—	$—	$15,460,469
Marketable securities	—	1,856	—	1,856
Investments - warrants	—	—	1,496,701	1,496,701
Cryptocurrency	16,604	—	—	16,604
Non-Fungible Token ("NFT")	64,472	—	—	64,472
	$15,541,545	$1,856	$1,496,701	$17,040,102

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the six months ended June 30, 2023 and 2022 as it relates to Investments - warrants:

Investments-
Warrants
Fair value at December 31, 2022	1,496,701
Receipt of warrants	741
Change in fair value of warrants	—
Fair value at June 30, 2023	$1,497,442

Investments-
Warrants
Fair value at December 31, 2021	3,962,886
Receipt of warrants	1,337,202
Change in fair value of warrants	(12,250)
Fair value at June 30, 2022	$5,287,838

The following range of variables were used in valuing Level 3 warrant assets during the six months ended June 30, 2023 and 2022:

	2023	2022
Expected life (years)	1 - 2.5	1 - 2.5
Risk-free interest rate	0.1% - 0.9%	0.1% - 0.9%
Expected volatility	30% - 225%	30% - 225%
Annual dividend yield	0%	0%
Underlying share values	$0.30 – 100.00	$0.30 – 100.00
Strike Prices	$0.30 – 100.00	$0.30 – 100.00

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

For warrants, the Company also adjusts the expected life of certain warrants to account for potential liquidation events, as well as doubts regarding the ability for the issuer companies to continue as a going concern. We may apply marketability discounts to private company warrants to account for a general lack of liquidity of 20% due to the private nature of the associated underlying company. The quantitative measure used is based upon various models. Significant judgment is required by Management in selecting unobservable inputs, and accordingly a change in the assumptions used for the valuation could cause the value to be significantly different. In general, increases in underlying share prices, expected life and volatility increase the value of the warrants, whereas decreases would reduce the value.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance for doubtful accounts as of June 30, 2023 and December 31, 2022 was $1,512,097 and $357,709, respectively. Bad debt expense for the six months ended June 30, 2023 and 2022 was $162,535 and $94,983, respectively.

As of June 30, 2023 the Company had accounts receivable over 90 days totaling $332,486.

Investment Securities

Marketable Securities

Our marketable securities consist of mutual funds and common stock equities that are tradable in an active market. Unrealized gains and losses on available-for-sale securities, net of applicable taxes, are reported as a component of other income, net in the accompanying condensed consolidated statements of operations.

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

Investments – Warrant Assets

In connection with negotiated platform fee agreements, we may obtain warrants giving us the right to acquire stock in companies undergoing Regulation A offerings. We hold these assets for prospective investment gains. We do not use them to hedge any economic risks, nor do we use other derivative instruments to hedge economic risks stemming from these warrants.

We account for warrants in certain private and public (or publicly traded under the provisions of Regulation A) client companies as derivatives when they contain net settlement terms and other qualifying criteria under ASC 815, Derivatives and Hedging. In general, the warrants entitle us to buy a specific number of shares of stock at a specific price within a specific time period. Certain warrants contain contingent provisions, which adjust the underlying number of shares or purchase price upon the occurrence of certain future events. Our warrant agreements typically contain net share settlement provisions, which permit us to receive at exercise a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise). These warrants are recorded at fair value and are classified as Investments - warrants on our condensed consolidated balance sheet at the time they are obtained and remeasured each reporting period.

The grant date fair values of warrants received in connection with services performed are deemed to be revenue and recognized upon receipt.

Any changes in fair value from the grant date to fair value of warrants will be recognized as increases or decreases to investments on our condensed consolidated balance sheets and as a component of operating expenses on our condensed consolidated statements of operations.

In the event of an exercise for shares, the basis or value in the securities is reclassified from Investment - warrants to marketable securities or non-marketable securities, as described below, on the condensed consolidated balance sheet on the latter of the exercise date or corporate action date. The shares in public companies, or companies that trade over-the-counter as allowed by Regulation A, are classified as marketable securities (provided they do not have a significant restriction from sale). The shares in private companies without an active trading market are classified as non-marketable securities.

The fair value of the warrants portfolio is a critical accounting estimate and is reviewed each reporting period. We value our warrants using a modified Black-Scholes option pricing model, which incorporates the following significant inputs, in addition to certain adjustments for general lack of liquidity:

•

An underlying asset value, which is estimated based on current information available in valuation reports, including any information regarding subsequent rounds of funding or the performance of a company.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment in our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, and (iii) cost method accounting. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, less adjustments for impairment in accordance with ASC 321-10-35-2. During the six months ended June 30, 2023 and 2022, the Company received stock with a cost of $1,400,548 and $1,376,298, respectively, as payment for fees. During the six months ended June 30, 2023 and 2022, impairment expense related to shares received amounted to $0 and $12,250 respectively.

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

The below is a breakdown of the types of collectibles and their value held as of June 30, 2023:

	Period Ended June 30,	Period Ended December 31,
	2023	2022
Wine	$316,888	$476,115
Trading Cards	486,657	486,657
Artwork	1,182,942	1,287,378
Comic Books	464,477	704,477
NFT	1,865	64,472
Watches	53,128	53,128

Total collectibles	$2,505,957	$3,072,227

Crypto Assets

The Company holds crypto-denominated assets (“crypto assets”), which are included as other assets in the balance sheets. As of June 30, 2023 and December 31, 2022, cryptocurrencies were $28,478 and $16,604, which included one bitcoin and is recorded at cost less impairment.

Unrealized loss during the Six months Ended June 30, 2023 and 2022 were $34,128 and $0, respectively relating to NFT price decrease of $46,002 offset by Bitcoin price increase of $11,874.

Investments – Real Estate

Investments in real estate are stated at cost less accumulated depreciation and presented separately from Property and Equipment used for internal operating purposes. Real Estate purchased for investment includes the cost of the purchased property, including the building, and related land. The Company allocates certain capitalized title fees and relevant acquisition expenses to the capitalized costs of the building. All capitalized property costs, except for the value attributable to the land, are depreciated using the straight-line method over the estimated useful life of 27.5-39 years depending on the use of the building. Additions and property improvements in excess of $5,000 are capitalized and depreciated using the straight-line method over the estimated useful lives of 5-7 years, while routine repairs and maintenance are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statement of operations.

StartEngine has purchased a residential apartment building for $2,136,628 in December 2021, which it still holds as of June 30, 2023. We value the building at cost.

Noncontrolling Interest

The Company presents third party minority interests in subsidiaries in accordance with ASC 810, Consolidation. Under that topic, such minority interests are presented on the Company’s balance sheet within the equity section as noncontrolling interest.

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs of $802,248 and $1,572,900 and $3,456,142 and $3,456,142 were charged to stockholders’ equity during the three and six months ended June 30, 2023 and 2022, respectively.

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

The Company recognizes revenues from Regulation A and Regulation D platform fees at an agreed-upon rate. In 2023 the rate was a percentage of the capital raised. Platform fees are paid to the Company from customers’ escrow accounts. For certain Regulation A offerings, the Company earns a portion of its platform fees in warrants or shares. The grant date fair values of shares and warrants received are recognized as revenue when earned. The Company’s performance obligations are satisfied as services are rendered throughout the duration of the campaign.

Revenues from Regulation Crowdfunding platform fees are recognized at an agreed-upon rate based on the amount invested in an offering. Platform fees are due upon the disbursement of funds from escrow and are paid to the Company from customers’ escrow accounts. The Company’s performance obligations are satisfied as services are rendered throughout the duration of the campaign.

The Company provides marketing services branded under the name “StartEngine Premium.”. The Company invoices for these services upon an issuer launching a campaign. If the campaign fails to launch, no amounts are due.

The Company provides transfer agent services branded under the name “StartEngine Secure” through its registered transfer agent subsidiary, StartEngine Secure, LLC. The Company enters into an agreement with issuers for an annual term that commences from the date the issuers’ Regulation Crowdfunding or Regulation A offering launches and renews annually unless cancelled prior to renewal. Initial payment of services is paid from funds of the offering and is non-refundable. Renewals are invoiced on the first day of each annual period and are not subject to cancellation. The initial payment is paid from funds of the offering and is non-refundable. The transfer agent services represent a single performance obligation and is deferred over 12 months, which is the period over which the Company’s performance obligations are to be satisfied. Fees for transfer agent services are charged based on a per investor basis, subject to certain maximums. The Company may also invoice customers for ancillary services such as but not limited to: recording of stock splits, change of address, or other services. These services are provided and earned at a point-in-time based on defined amounts in the agreement. Payment for StartEngine Secure services are generally paid via customers’ escrow account, in full, during the initial year and billed to the client for cash payment for subsequent years if the customer does not have a follow-on offering or to the extent amounts in escrow are not sufficient. There are no significant judgments related to this revenue stream.

The Company provides services to investors branded the StartEngine OWNers bonus program. The general public can become members of the StartEngine OWNers bonus program on StartEngine’s website for $275 per year. The OWNers Bonus entitles members to 10% bonus shares on all investments they make in offerings on StartEngine where the issuer chooses to participate in the program. Issuers using our broker-dealer and funding portal services can choose to participate in our OWNers bonus program with respect to the offerings they are making under Regulation A or Regulation CF. Those issuers will grant bonus shares in their offerings to members of the StartEngine OWNers bonus program. The bonus shares are included in the offering statements filed with the SEC, and therefore offered and sold in reliance on Regulation A or Regulation CF, respectively. The OWNers program provides member priority access to certain collectibles being offered through one of our subsidiary Series LLC offerings, notification of new bonus eligible launches and the ability to move to the front of the line on investment waitlists, and lower trading fees on StartEngine Secondary. The Company recognizes the revenue associated with memberships over 12 months, which is the term of the membership. There are no significant judgments related to this revenue stream. Such revenues are included in OWNers Bonus revenue noted below.

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

The Company’s contracts with customers generally have a term of one years or less. The Company had deferred revenue of $3,434,985 and $2,715,422 as of June 30, 2023 and December 31, 2022, respectively, related to performance obligations yet to be fulfilled. The Company had no other customer contract assets.

During the three and six months ended June 30, 2023 and 2022, revenue was made up of the following categories associated with the above-described services:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2023	2022	2023	2022
Regulation Crowdfunding platform fees	$2,308,403	$2,949,197	$5,201,644	$5,654,775
Regulation A commissions	287,004	1,343,191	696,545	3,908,653
StartEngine Premium	676,744	582,500	1,499,244	1,182,500
StartEngine Secure	420,874	370,452	753,294	550,880
OWNers Bonus revenue	901,337	1,207,461	1,683,673	2,573,414
Other service revenue	123,844	135,105	123,844	478,490

Total revenues	$4,718,206	$6,587,906	$9,958,244	$14,348,712

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, and certain software subscription fees that are required to provide services to our issuers.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to our website and future product offerings, email and other tools that are utilized for client related services and outreach. During the three and six months ended June 30, 2023 and 2022, research and development costs were $1,318,812 and $2,457,220, and $1,375,719 and $2,612,445 respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as an expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services. The Company recognized a significant increase in Stock-Based Compensation year over year as both the fair value grant and the employee count increased, further increasing the a granted.

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the six months ended June 30, 2023 as the effects would be anti-dilutive. See Note 6 for outstanding stock-options as of June 30, 2023. The weighted average shares outstanding – diluted is calculated as follows for the period ended June 30, 2023 and 2022:

June 30,
2023
Weighted average shares outstanding - basic	34,519,222
Preferred shares	19,994,684
Stock options	9,411,607
Total Common Stock Equivalents	63,925,513

June 30,
2022
Weighted average shares outstanding - basic	32,873,120
Preferred shares	19,994,684
Stock options	7,926,515
Total Common Stock Equivalents	60,794,319

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

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in the ASC. There have been a number of ASUs to date that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our condensed consolidated financial statements.

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Marketable Securities

Marketable securities consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Common stock	$1,856	$1,856
	$1,856	$1,856

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	June 30, 2023	December 31, 2022
Computer equipment	$153,640	$137,048
Software	3,753	3,753
Total property and equipment	157,393	140,801
Accumulated depreciation	(38,205)	(31,660)
	$119,188	$109,141

Depreciation expense for the six months ended June 30, 2023 and 2022 was $6,545 and $6,545, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2023, the Company has authorized the issuance of 25,950,000 shares of our preferred stock with par value of $0.00001. Of these authorized shares, 10,350,000 are designated as Series A, 4,950,000 are designated as Series T, and 10,650,000 are designated as Series Seed.

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

Common Stock

As of June 30, 2023 we had authorized the issuance of 25,000,000 shares of our common stock with par value of $0.00001. As described in Note 1, concurrently with a stock split, we increased the authorized shares of common stock to 75,000,000.

During the six months period ended June 30, 2023, the Company sold 33,634 shares of common stock through its Regulation A offering for gross proceeds of $3,021,080 and incurred offering costs of $1,572,899.

During the six months period ended June 30, 2023, the company sold 960,000 shares of common stock for the purchase of SeedInvest’s  intellectual property for a total of $24,000,000.

During the six months period ended June 30, 2022, the Company sold 206,023 shares of common stock through its Regulation A offering for gross proceeds of $3,709,807 offset by subscription receivables of $606,700 and incurred offering costs of $3,456,142.

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

Stock option expense for the periods ended June 30, 2023 and 2022 was $2,824,918 and $4,100,027, respectively, and are included within the condensed consolidated statements of operations as follows:

	2023	2022
Cost of revenues	$289,119	$1,153,244
General and administrative	563,748	710,459
Sales and marketing	1,592,644	1,888,540
Research and development	379,407	347,784
Total	$2,824,918	$4,100,027

At June 30, 2023, the total compensation cost related to nonvested awards not yet recognized was approximately $24,525,733 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 2.18 years.

NOTE 7 - SEEDINVEST INTELLECTUAL PROPERTY ACQUISTION

On May 5, 2023, the Company completed a transaction to acquire substantially all of the assets used or held for use by SI Securities, LLC (“SeedInvest”), including the intellectual property of SeedInvest. Specifically, the purchase includes the following items: URL’s, offering records, lists of investors, and other data relating to SeedInvest. This agreement specifically does not include the registered broker-dealer or the Alternative Trading System (“ATS”) belonging to SeedInvest. In determining the useful life of this purchase, the Company reviewed the useful life of such proprietary information and determined that the useful life of these intangible assets will be 15 years and will be amortized on a straight-line basis. This amortization will begin in Q3 2023 and continue until the end of Q2 2038.  The Company issued SeedInvest 960,000 shares of common stock with a strike price of $25 per share for a total cost of $24 million in consideration for this purchase.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after June 30, 2023 through August 14, 2023.

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

Trend Information

We are operating in a relatively new industry and there is a level of uncertainty about how fast the volume of activity will increase and how future regulatory requirements may change the landscape. We continue to innovate and introduce new products to include in our current mix as well as continuing to improve our current services such as providing liquidity for our investors and issuers.

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

Specifically, during the second half of 2022, the Company experienced a decline in revenue which we attribute to several factors, including due to the volatility of the U.S. economy. As such, the Company increased efforts to reduce operational expenses, including headcount in an effort to offset the decline in revenue due to lower-than-expected raise totals. These cost saving initiatives have continued into Q2 2023.

As a regulated entity, we have and anticipate having to engage and train additional compliance personnel, to better ensure continued compliance with FINRA and SEC and also in order to expand our broker-dealer operations. We anticipate that this trend will continue into the remainder of 2023.  Further, our ATS has had minimal operations to date.  As we work on ramping up operations, we expect increased costs due to technology and operations related to the operation of our ATS. We anticipate operating the ATS will initially increase our overall expenses by $50,000 per month.  In addition, in June 2022, we became a reporting company, as a result of which we anticipated higher internal costs relating to the increased administrative burden as well as higher professional fees.

On May 5, 2023, StartEngine Crowdfunding, Inc. completed its acquisition of assets of the SeedInvest business. The total for the purchase is 960,000 shares of StartEngine’s Common Stock, which is based on StartEngine’s current Regulation A offering price of $25 per share would be valued at $24 million.

Operating Results

Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022

The following table summarizes the results of our operations for the Three months ended June 30, 2023 (“Q2 2023”) as compared to the Three months ended June 30, 2022 (“Q2 2022”).

	Three Months Ended June 30,
	2023	2022	$ Change

Revenues	$4,718,206	$6,587,906	(1,869,700)

Cost of revenues	1,251,251	1,694,339	(443,088)

Gross profit	3,466,955	4,893,567	(1,426,612)

Operating expenses:
General and administrative	2,047,958	3,921,287	(1,873,329)
Sales and marketing	3,188,011	3,961,249	(773,238)
Research and development	1,318,812	1,375,719	(56,907)
Impairment in value of shares received for fees	—	12,250	(12,250)
Total operating expenses	6,554,781	9,270,505	(2,715,724)

Operating income (loss)	(3,087,826)	(4,376,938)	1,289,112

Other expense (income), net:
Other expense (income), net	(7,915)	(71,828)	(63,913)
Total other expense (income), net	(7,915)	(71,828)	(63,913)

Income (loss) before provision for income taxes	(3,079,911)	(4,305,110)	1,225,199

Provision for income taxes	18,958	53,010	(34,052)

Net income (loss)	(3,098,869)	(4,358,120)	1,259,251
Less: net loss attributable to noncontrolling interest	—	—	—
Net Income (loss) attributable to stockholders	(3,098,869)	$(4,358,120)	1,259,251

Our revenues during the three months ended were $4,718,206 which represented a decrease of $1,869,700 or 40%, from revenues in the same period in 2022. The following are the major components of our revenues during the three months ended June 30, 2023 and 2022:

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2023	2022	$ Change
Regulation Crowdfunding platform fees	$2,308,403	$2,949,197	$(640,794)
Regulation A commissions	287,004	1,343,191	(1,056,187)
StartEngine Premium	676,744	582,500	94,244
StartEngine Secure	420,874	370,452	50,422
OWNers Bonus revenue	901,337	1,207,461	(306,124)
Other service revenue	123,844	135,105	(11,261)

Total revenues	$4,718,206	$6,587,906	$(1,869,700)

The decrease in total revenues in three months ended June 30, 2023 as compared to the same period in 2022 is primarily due to the following:

●	Decrease in Regulation Crowdfunding platform fees of $640,794 due primarily to lower amounts raised by issuers in Regulation Crowdfunding offerings. Specifically, in Q2 2023, the company raised approximately $25.0 million compared with Q2 2022 of raising approximately $27.6 million.
●	Decrease in Regulation A commissions of $1,056,187, were due primarily to lower amounts raised from Regulation A offerings. We also hosted fewer Regulation A offerings during Q2 2023 compared to Q2 2022 and Regulation A commissions are largely volatile due to their reliance on both the number of issuers undertaking Regulation A offerings, but also the amount of funds raised by those issuers during their Regulation A offering. In Q2 2023, the Company raised approximately $4.1 million for 10 issuers. In Q2 2022, the Company hosted Regulation A offerings for 11 issuers for a combined raise amount of $18.9 million. *
●	Increase in revenues of $94,244 from StartEngine Secure, primarily due to increase in number of issuers utilizing the service. Specifically, in Q2 2023 StartEngine Secure had 513 companies utilizing Secure as of June 30, 2023 compared with 408 companies as of June 30, 2022. Additionally, StartEngine increased the price of StartEngine Secure per user from $5 per user to $10 per user for issuers who began raises or renewed their service starting in Q4 2022, which also contributed to increased revenue in Q2 2023 compared to Q2 2022.
●	Increase in StartEngine Premium revenue of $50,422 primarily due to an increase in pricing of StartEngine Premium from $10,000 to $15,000 for issuers signed after Q2 2022. which included 57 issuers in Q2 2023 where StartEngine Premium revenues were recognized during the period compared with 64 in Q2 2022.
●	Decrease in StartEngine OWNers Bonus revenue of $306,124 related to fewer sales of OWNers Bonuses during 2022 and continuing through beginning of Q3 2023 compared to 2021. OWNers Bonuses are annual packages, which are recognized over 12 months, see Note 2 – “Revenue Recognition” to the accompanying financial statements, and therefore the performance of this product in terms of revenue recognition lags behind actual sales.
●	Decrease in other service revenue of $11,261. Other service revenue includes revenue from StartEngine Secondary, which did not record a material number of trades in Q2 2023 as well as revenue from material amendments to existing contracts with issuers.

During this period, our Regulation Crowdfunding platform fees remained relatively stable.

*Offerings can span multiple periods and the amount raised during the period is based on the amounts closed on during that period.

Cost of Revenues

Our cost of revenues during the three months ended June 30, 2023 was $1,251,251, which represented a decrease of $443,088, or 35%, from the amounts during the same period in 2022. The decrease was due to lower amounts raised by both Regulation A and Regulation CF issuers on the platform in Q2 2023 versus Q2 2022 which correlates with transaction costs, as well as reduced headcount. Our gross margin in the second quarter of 2023 decreased to 73% compared to 74% in 2022.

Operating Expenses

Our total operating expenses during the three months ended June 30, 2023 amounted to $6,554,781, which represented a decrease of $2,715,724, or 41%, from the expenses in the same period in 2022. The decrease in operating expenses is primarily due to the following:

●	Decrease in general and administrative expenses of $1,873,329 primarily due to lower headcount and lower bonuses, which are related to both the number of personnel as well as the performance of the Company. Accordingly, performance bonus accruals, payroll expenses and recruiting expenses were $920,422 less in three months ended 2023 than 2022. Additionally, the Company incurred penalties of $350,000 from FINRA due to events from November 2016 to January 2018 with regards to StartEngine Capital in Q2 2022 that were one-time penalties and were not again incurred in Q2 2023.
●	Decrease in sales and marketing expenses of $773,238 were primarily due to a reduction of advertising costs of $1,264,826, which was a result of discontinued purchasing of television ads that were heavily featured during Q2 2022. This decrease was offset by an increase in stock based compensation of $165,800 due to the increase in valuation for stock options granted from $13.50 per share to $25 per share.

Other Expense (Income), net

Our other income, net during the three months ended June 30, 2023 amounted to $7,915, which represented cashback earned from our credit cards during the period. During the same period in 2022 our other income, net was $71,828 which primarily represented cashback from the Ramp spending program during the period of $55,345.

Net Loss (Income)

Net loss attributable to stockholders totaled $3,098,869 for the three months ended June 30, 2023, a decrease of $1,259,251 compared to the net loss attributable to shareholders of $4,358,120 recognized during the three months ended June 30, 2022.

Six months Ended June 30, 2023 Compared with the Six months Ended June 30, 2022

The following table summarizes the results of our operations for the Six months ended June 30, 2023 as compared to the Six months ended June 30, 2022.

	Six Months Ended June 30,
	2023	2022	$ Change

Revenues	$9,958,244	$14,348,712	(4,390,468)

Cost of revenues	2,907,217	3,698,884	(791,667)

Gross profit	7,051,027	10,649,828	(3,598,801)

Operating expenses:
General and administrative	3,925,467	7,284,585	(3,359,118)
Sales and marketing	5,846,836	7,329,194	(1,482,358)
Research and development	2,457,220	2,612,445	(155,225)
Impairment in value of shares received for fees	—	12,250	(12,250)
Total operating expenses	12,229,523	17,238,474	(5,008,951)

Operating income (loss)	(5,178,496)	(6,588,646)	1,410,150

Other expense (income), net:
Other expense (income), net	(45,175)	(131,118)	(85,942)
Total other expense (income), net	(45,175)	(131,118)	(85,942)

Income (loss) before provision for income taxes	(5,133,321)	(6,457,528)	1,324,207

Provision for income taxes	25,465	58,184	(32,719)

Net income (loss)	(5,158,786)	(6,515,712)	1,356,926
Less: net loss attributable to noncontrolling interest	—	(9,124)	9,124
Net Income (loss) attributable to stockholders	(5,158,786)	$(6,506,588)	1,347,802

Revenues

Our revenues during the six months ended were $9,958,244 which represented a decrease of $4,390,468 or 31%, from revenues in the same period in 2022. The following are the major components of our revenues during six months ended June 30, 2023 and 2022:

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2023	2022	$ Change
Regulation Crowdfunding platform fees	$5,201,644	$5,654,775	$(453,131)
Regulation A commissions	696,545	3,908,653	(3,212,108)
StartEngine Premium	1,499,244	1,182,500	316,744
StartEngine Secure	753,294	550,880	202,414
OWNers Bonus revenue	1,683,673	2,573,414	(889,741)
Other service revenue	123,844	478,490	(354,646)

Total revenues	$9,958,244	$14,348,712	$(4,390,468)

The decrease in total revenues during six months ended June 30, 2023 as compared to the same period in 2022 is primarily due to the following:

●	Decrease in Regulation Crowdfunding platform fees of $453,131 due primarily to lower amounts raised by issuers in Regulation Crowdfunding offerings. Specifically, in the first half 2023, the company raised approximately $53.5 million compared with the first half of 2022 raising approximately $56.6 million.
●	Decrease in Regulation A commissions of $3,212,108, were due primarily to lower amounts raised from Regulation A offerings. We also hosted fewer Regulation A offerings during the first half of 2023 compared to the same period in 2022 and Regulation A commissions are largely volatile due to their reliance on both the number of issuers undertaking Regulation A offerings, but also the amount of funds raised by those issuers during their Regulation A offering. In six months ended June 30, 2023, the Company raised approximately $8.9 million for 12 issuers. In the six months ended June 30, 2022, the Company hosted Regulation A offerings for 13 issuers for a combined raise amount of $43. million. *
●	Increase in revenues of $202,414 from StartEngine Secure, primarily due to increase in price per user for issuers utilizing the service in the six months ended June 30, 2023 compared to the same period in 2022. StartEngine increased the price of StartEngine Secure per user from $5 per user to $10 per user in for issuers who began raises or renewed their service starting in Q4 2022, which also contributed to increased revenue in the six months ended June 30, 2023 compared to the same period in 2022. As of June 30, 2023, we had 513 companies utilizing Secure compared with 408 companies as of June 30, 2022.
●	Increase in StartEngine Premium revenue of $316,744 primarily due to an increase in pricing of StartEngine Premium from $10,000 to $15,000 for issuers signed after Q2 2022.
●	Decrease in StartEngine OWNers Bonus revenue of $889,741 related to fewer sales of OWNers Bonuses during 2022 and continuing through beginning of Q3 2023 compared to 2021. OWNers Bonuses are annual packages, which are recognized over 12 months, see Note 2 – “Revenue Recognition” to the accompanying financial statements, and therefore the performance of this product in terms of revenue recognition lags behind actual sales.
●	Decrease in other service revenue of $354,646. Other service revenue includes revenue from StartEngine Assets sales, which recorded sales of $47,773 in Q2 2023 versus $220,244 in Q2 2022.

During this period, our Regulation Crowdfunding platform fees remained relatively stable.

*Offerings can span multiple periods and the amount raised during the period is based on the amounts closed on during that period.

Cost of Revenues

Our cost of revenues during six months ended 2023 was $2,907,217, which represented a decrease of $791,667, or 21%, from the amounts during the same period in 2022. The decrease was due to lower amounts raised by Regulation A issuers on the platform in six months ended 2023 versus six months ended 2022 which correlates with transaction costs, as well as reduced headcount. Our gross margin in six months ended 2023 decreased to 71% compared to 74% in six months ended 2022. This decrease is due to higher transaction costs including escrow fees, and credit card fees which the Company generally bears the cost on behalf of issuers. Additionally, StartEngine had higher revenue in the six months ended 2022 which increased gross margin for that quarter as some of the transaction costs are fixed fees and not dependent on revenue.

Operating Expenses

Our total operating expenses during six months ended amounted to $12,229,523, which represented a decrease of $5,008,951, or 29%, from the expenses in the same period in 2022. The decrease in operating expenses is primarily due to the following:

●	Decrease in general and administrative expenses of $3,359,118 primarily due to lower headcount and lower bonuses, which are related to both the number of personnel as well as the performance of the Company. Accordingly, performance bonus accruals, payroll expenses and recruiting expenses were $2,039,669 less in six months ended than 2022.

●	Decrease in sales and marketing expenses of $1,482,358 were primarily due to a reduction of advertising costs of $1,849,969, which was a result of discontinued purchasing of television ads that were heavily featured during the six months ended 2022. This decrease was offset by an increase in stock based compensation of $622,821 due to the increase in valuation for stock options granted from $13.50 per share to $25 per share.

Other Expense (Income), net

Our other income, net during six months ended amounted to $45,175, which represented cashback received from the Company’s Ramp credit card spend program, as well as increase in Bitcoin value, of which the Company holds one. During the same period in 2022 our other income, net other income was $131,118 which primarily represented cash back from our Ramp credit card spend program.

Net Loss (Income)

Net loss attributable to stockholders totaled $5,158,786 for the six months ended June 30, 2023, a decrease of $1,347,802 compared to the net loss attributable to shareholders of $6,506,588 recognized during the six months ended June 30, 2022.

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

A significant portion of the Company’s assets relate to investments in stock and warrants received as compensation from issuer companies undertaking Regulation Crowdfunding or Regulation A offerings. As described in Note 2, in the accompanying financial statements, stock and warrants require significant unobservable inputs, primarily related to the underlying stock price of the security received which may include marketability discounts. Warrants have further unobservable inputs related to the estimated life. In all cases, there were sales of the stock to the public through Regulation Crowdfunding or Regulation A funding mechanism, but such sales are often not to the level that an active market existed or exists. Once the funding round is concluded it is difficult to ascertain the fair value of the issuer shares or the status of the issuer’s financial health, unless additional rounds of financing are undertaken in a public setting, or the issuer reports reliable and regular information publicly. Any change in the underlying shares would impact on the valuation of the related investments. Shares held are generally illiquid. Valuations require significant management judgment related to these unobservable inputs.

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

Collectibles and Real Estate

The Company records collectibles and real estate at cost in accordance with the Company’s policy. These long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we believe that we purchase these assets in arms-length transactions at fair value and such transactions are evidence of fair market value in the near term. For collectibles, over time, and as trends change and economic factors affect various markets for which we hold assets, the estimation of certain assets that do not trade in a regular market may be difficult to assess for fair value. Certain assets may be subject to market manipulation or overproduction that could affect the underlying value of like or similar items. The quality of authentication bodies may affect future valuation. If there are limited data points to assess fair value, especially for one-of-a-kind collectibles, we may not identify impairments in a timely manner. Many of the collectibles have value that is in the eye of the beholder. Accordingly, there is significant uncertainty to what these assets would be valued at in subsequent arms-length transactions. For real estate assets, there tend to be more relevant data points, including comparable sales in close proximity to held real estate assets. The Company can also assess trend information in the overall economy and local economy where such assets may be held. However, sharp changes in economic conditions may make it difficult to estimate fair value and therefore potential impairment.

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six-Months Ended
	June 30,
	2023	2022	$ Change
Net cash (used in) provided by operating activities	$(3,121,550)	$(5,106,867)	$1,985,317
Net cash (used in) provided by investing activities	$428,640	$(1,663,556)	$2,092,196
Net cash provided by financing activities	$1,473,410	$(334,514)	$1,807,924

Cash used by operating activities for the six months ended June 30, 2023 was $3,121,550 as compared to $5,106,867 for the same period in 2022. Our net loss attributable to stockholders was $5,158,786 and $6,506,588 during the six month period ended June 30, 2023 and 2022, respectively. The decrease in cash used by operating activities in Q2 2023 was primarily due to Accrued Liabilities cash activity changing from a cash outflow to cash inflow, a net change of $1,242,946. The change in Accrued Liabilities was primarily attributable to expenses incurred but not yet paid for the Company’s Ramp credit cards as of statement date June 30, 2023. In addition to this, Deferred revenue increased $2,021,273 from 2022 to 2023 due to increased payments for StartEngine Secure Renewals as well as purchases of StartEngine OWNers Bonus subscriptions. Finally, stock-based compensation decreased $1,275,109 from 2022 to 2023 due to reduced headcount from 2022 to 2023.

Cash used by investing activities for the six months ended June 30, 2023 was $23,571,361, as compared to cash used in investing activities of $1,663,556 in the same period in 2022. Cash provided by financing activities was $25,473,411 and used $334,514 for the six months ended June 30, 2023 and June 30, 2022, respectively. The biggest driver of change of both the cash used in investment activities and the cash provided by financing activities was related to the SeedInvest intellectual property acquisition in which we issued 960,000 share of StartEngine Common Stock. The stock was accounted for in this case as $24,000,000 of cash used in investing activities, at the same time as it was used to purchase an intangible asset counted as an amount provided by financing activities.

Balance Sheet

The following table summarizes our assets and liabilities as of June 30, 2023 as compared as of December 31, 2022:

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$14,240,969	$15,460,469
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	1,091,722	702,257
Other current assets	1,910,838	1,953,756
Total current assets	17,245,385	18,118,338

Property and equipment, net	119,188	109,141
Investments - warrants	1,497,442	1,496,701
Investments - stock	7,879,458	6,479,340
Investments - Collectibles	2,505,957	3,072,227
Investments - Real Estate	2,136,628	2,136,628
Intangible assets	24,141,038	20,000
Other assets	78,478	66,603
Total assets	$55,603,574	$31,498,978

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$125,866	$284,371
Accrued liabilities	2,164,918	1,760,920
Deferred revenue	3,434,985	2,715,422
Total current liabilities	5,725,769	4,760,713

Total liabilities	5,725,769	4,760,713

The Company’s current assets decreased by $872,953 from December 31, 2022 to June 30, 2023. The decrease was primarily driven by a decrease in cash in the amount of $1,219,500 driven by its use in operating activities.

The Company’s long-term assets increased by $24,977,551 from December 31, 2022 to June 30, 2023. This was driven primarily by a $24,000,000 increase in intangible assets stemming from the SeedInvest IP purchase in Q2 2023.

Current liabilities increased by $965,056 which is primarily due to an increase in deferred revenue of $719,563 primarily due to payment of StartEngine Secure annual invoice renewals.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of June 30, 2023, the Company’s current assets were $17,245,385. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Common Stock in our Regulation A and Regulation CF offerings.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, who is also our principal financial officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This risk is illustrated by the fact that, during preparation for financial reporting related to the quarter ended June 30, 2022, and based on comments received from the Securities and Exchange Commission, the Company discovered certain classification errors (specifically for subscriptions receivable, allocated noncontrolling interest loss, and marketable securities as well as an error in using aggregation of the fair value of warrants issued instead of segregating those amounts) in its previously reported financial statements for the year ended December 31, 2022. The Company’s management has concluded that, in light of the classification errors and aggregation error described above, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of the Company’s internal control over financial reporting. While the Company has processes to identify and appropriately apply applicable accounting requirements, management has enhanced these processes in the past year by hiring an additional employee with a public accounting background specifically for the preparation of financial statements, and has begun working with an external consultant.

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

Voting control is concentrated in the hands of a small number of stockholders. Our CEO and Chairman currently hold approximately 00% of our voting shares in aggregate, including shares of our Common Stock and (on an as-converted basis) shares of our Series Seed Preferred Stock, Series A Preferred Stock and Series Seed Preferred Stock; and two other shareholders, SE Agoura Investment LLC and The Lee Miller Trust UA 09/05/2020, own approximately 00% and 0.0%, respectively, of our voting shares in aggregate. None of SE Agoura Investments LLC, The Lee Miller Trust UA 09/05/2020 or their beneficial owners are on our board or are employees of our company. Those four shareholders in aggregate control approximately 00.00% of our voting shares and approximately 00% of our preferred stock. Holders of our Common Stock are generally not be able to influence our policies or any other corporate matter, including the election of directors, changes to our company’s governance documents, expanding the employee option pool, and any merger, consolidation, sale of all or substantially all of our assets, or other major action requiring stockholder approval. Some of the larger stockholders include, or have the right to designate, executive officers and directors of our Board. These few people and entities make all major decisions regarding the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Offering type	Intermediary	Date commenced	Number of shares issued	Class of securities	Proceeds raised	Use of proceeds	Date closed (if open, N/A)
2023 Acquisition of SeedInvest Assets in reliance on Section 4(2) of the Securities Act of 1933, as amended (1)	N/A	N/A	960,000 (1)	Common Stock	N/A	Acquire substantially all of the assets of SeedInvest (1)	May 5, 2023
2022 Regulation A (1)	Dalmore Group, LLC*	March 14, 2022	(2)	Common Stock	(3)	Marketing, operations, product development, cash reserves	N/A
2021 Regulation A (4)	Dalmore Group, LLC*	August 27, 2021	1,234,922	Common Stock	$14,813,168	Marketing, operations, product development, cash reserves	December 19, 2021
2020 Regulation A	N/A	May 29, 2020	4,356,843 shares of Common Stock 67,500 shares of Series T Preferred Stock	Common Stock and Series T Preferred Stock and the Common Stock into which it converts	$17,052,746 for shares of Common Stock $200,000 for shares of Series T Preferred Stock	Marketing, operations, product development, cash reserves	December 17, 2020
April 2020 Regulation Crowdfunding	TruCrowd, Inc.	April 30, 2020	139,038	Common Stock	$518,209	Marketing, operations, product development, cash reserves	September 15, 2020
March 2020 Regulation Crowdfunding	TruCrowd, Inc.	March 12, 2020	51,624	Common Stock	$193,590	Marketing, operations, product development, cash reserves	December 5, 2020
December 2019 Regulation Crowdfunding	TruCrowd, Inc.	December 5, 2019	73,053	Common Stock	$182,633	Marketing, operations, product development, cash reserves	February 27, 2020
*	Only for certain investors, including residents in Florida for both offerings and residents in Texas during part of the offering in 2022.
(1)	On May 5, 2023, the Company consummated the purchase of substantially all of the assets of the SeedInvest business conducted by Circle Internet Financial Limited through its subsidiary Pluto Holdings, LLC, and through SI Securities, LLC and SeedInvest Technoloy, LLC, for 960,000 shares of StartEngine Common Stock, valued at $24,000,000 based on StartEngine current Regulation A offering price of $25.00 per share.
(2)	Does not include 109,963 shares of Common Stock sold for a total of $2,478,460 by selling shareholders under the Company’s Regulation A offering.
(3)	As of August 14, 2023, the Company sold 439,849 shares of Common Stock in this Regulation A offering.
(4)	As of August 14, 2023, gross proceeds raised in this Regulation A offering were $9,913,840.
(5)	Does not include 1,128,085 shares of Common Stock sold for a total of $13,958,197 by selling shareholders under the Company’s Regulation A offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Sixth Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Second Amended and Restated Investors’ Rights Agreement (3)
10.1	2015 Equity Incentive Plan (2)
10.2+	Employment Agreement effective as of January 1, 2023 (Howard Marks) (4)
10.3	Asset Purchase Agreement (5)
31.1*	Certification of the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Management contract or compensatory plan or arrangement.
*	Filed herewith
#	Furnished herewith
(1)	Filed as an exhibit to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A (Commission File No. 024-11487)
(2)	Filed as an exhibit to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A (Commission File No. 024-10862)
(3)	Filed as an exhibit to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A (Commission File No. 024-11177)
(4)	Filed as an exhibit to the StartEngine Crowdfunding, Inc. Regulation A Offering Statement on Form 1-A (Commission File No. 024-11806)
(5)	Filed as Exhibit 99.2 to the StartEngine Crowdfunding, Inc. Form 8-K filed November 28, 2022 (Commission File No. 000-56415).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARTENGINE CROWDFUNDING, INC.
(Registrant)
Date: August 14, 2023
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer, principal financial officer, principal accounting officer and Director