Form 10-Q
period 2023-09-30
STARTENGINE CROWDFUNDING, INC.
filed 2023-11-14
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 34,655,810 shares of Common Stock, par value $0.00001 per share, of the registrant issued and outstanding.

STARTENGINE CROWDFUNDING, INC.

In this Form 10-Q, the term “StartEngine”, “we”, “us”, “our”, or “the Company” refers to StartEngine Crowdfunding, Inc. and our subsidiaries on a consolidated basis. The terms “StartEngine Capital” or “our funding portal” refers to StartEngine Capital LLC, the terms “StartEngine Secure” or “our transfer agent” refer to StartEngine Secure LLC, the terms “StartEngine Primary” or “our broker-dealer” refer to StartEngine Primary LLC, the term “StartEngine Private” refers to StartEngine Private LLC, the term “StartEngine Private Manager” refers to StartEngine Private Manager LLC, the term “StartEngine Adviser” refers to StartEngine Adviser LLC and the term “StartEngine Assets” refers to StartEngine Assets LLC.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$15,829,806	$15,460,469
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	744,878	702,257
Other current assets	2,164,690	1,953,756
Total current assets	18,741,230	18,118,338

Property and equipment, net	119,095	109,141
Investments - warrants	1,497,442	1,496,701
Investments - stock	8,654,081	6,479,340
Investments - Collectibles	2,504,822	3,072,227
Investments - Real Estate	2,136,628	2,136,628
Intangible assets	23,492,269	20,000
Other assets	67,107	66,603
Total assets	$57,212,674	$31,498,978

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$388,095	$284,371
Accrued liabilities	3,602,655	1,760,920
Deferred revenue	3,595,858	2,715,422
Total current liabilities	7,586,608	4,760,713

Total liabilities	$7,586,608	$4,760,713

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 10,350,000 shares authorized, 9,272,044 and 9,272,044 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectfully, liquidation preference of $5,310,409 and $5,310,409 at September 30, 2023 and December 31, 2022, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 4,950,000 shares authorized, 482,104 and 482,211 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively, liquidation preference of $1,414,172 and $1,414,486 at September 30, 2023 and December 31, 2022, respectively.	983,634	983,634
Series Seed Preferred Stock, par value $0.00001, 10,650,000 shares authorized, 10,240,536 and 10,247,938 and shares issued and outstanding at September 30, 2023 and December 31, 2022, respectfully, liquidation preference of $1,707,990 and $1,707,990 at September 30, 2023 and December 31, 2022, respectively.	1,706,756	1,706,756
Common stock, par value $0.00001, 75,000,000 shares authorized, 34,655,810 and 33,301,662 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	342	332
Additional paid-in capital	77,658,260	45,639,151
Subscription Receivable	—	—
Noncontrolling interest	(13,251)	(13,251)
Accumulated deficit	(35,996,342)	(26,865,024)
Total stockholders’ equity	49,626,066	26,738,265
Total liabilities and stockholders’ equity	$57,212,674	$31,498,978

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$5,701,917	$5,229,159	$15,660,161	$19,578,222

Cost of revenues	1,715,915	1,753,004	4,623,131	5,451,888

Gross profit	3,986,002	3,476,155	11,037,030	14,126,334

Operating expenses:
General and administrative	2,766,779	2,639,351	6,692,247	9,936,537
Sales and marketing	3,470,654	2,572,402	9,317,490	9,901,596
Research and development	1,701,921	1,398,330	4,159,141	4,010,775
Impairment in value of shares received for fees	—	21,863	—	21,863
Total operating expenses	7,939,354	6,631,946	20,168,878	23,870,771

Operating income (loss)	(3,953,352)	(3,155,791)	(9,131,848)	(9,744,437)

Other expense (income), net:
Other expense (income), net	(20,286)	(85,086)	(65,462)	(216,204)
Total other expense (income), net	(20,286)	(85,086)	(65,462)	(216,204)

Income (loss) before provision for income taxes	(3,933,066)	(3,070,705)	(9,066,386)	(9,528,233)

Provision for income taxes	39,466	4,161	64,932	62,345

Net income (loss)	(3,972,532)	(3,074,866)	(9,131,318)	(9,590,578)
Less: net loss attributable to noncontrolling interest	—	—	—	(9,124)
Net Income (loss) attributable to stockholders	$(3,972,532)	$(3,074,866)	$(9,131,318)	$(9,581,454)

Weighted average loss per share - basic and diluted	$(0.11)	$(0.09)	$(0.27)	$(0.29)
Weighted average shares outstanding - basic and diluted	34,614,795	33,086,652	33,946,962	33,086,652

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Subscription	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Interest	Deficit	Total
Balance at December 31, 2021	9,272,044	$5,286,667	482,211	$983,852	10,247,938	$1,707,990	32,865,193	$328	$39,246,724	$(367,831)	$(4,127)	$(18,938,969)	27,914,633
Exercise of stock options	—	—	—	—	—	—	7,927	—	18,521	—	—	—	18,521
Stock compensation expense	—	—	—	—	—	—	—	—	1,979,475	—	—	—	1,979,475
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(9,124)	9,124	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,148,468)	(2,148,468)
Balance at March 31, 2022	9,272,044	5,286,667	482,211	983,852	10,247,938	1,707,990	32,873,120	328	41,244,720	(367,831)	(13,251)	(21,078,313)	27,764,161
Sale of common stock	—	—	—	—	—	—	206,023	2	3,709,805	(606,700)	—	—	3,103,107
Offering costs	—	—	—	—	—	—	—	—	(3,456,142)	—	—	—	(3,456,142)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion to Common Stock	—	—	(107)	(218)	(7,402)	(1,234)	7,509	—	1,452	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	2,120,552	—	—	—	2,120,552
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,358,120)	(4,358,120)
Balance at June 30, 2022	9,272,044	5,286,667	482,104	983,634	10,240,536	1,706,756	33,086,652	330	43,620,387	(974,531)	(13,251)	(25,436,433)	25,173,558
Sale of Common Stock	—	—	—	—	—	—	112,514	1	1,513,575	974,531	—	—	2,488,107
Offering Costs	—	—	—	—	—	—	—	—	(504,781)	—	—	—	(504,781)
Stock compensation expense	—	—	—	—	—	—	—	—	2,271,732	—	—	—	2,271,732
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,074,866)	(3,074,866)
Balance at September 30, 2022	9,272,044	$5,286,667	482,104	$983,634	10,240,536	$1,706,756	33,199,166	$331	$46,900,913	$—	$(13,251)	$(28,511,299)	26,353,750

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Subscription	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Interest	Deficit	Total
Balance at December 31, 2022	9,272,044	$5,286,667	482,104	$983,634	10,240,536	$1,706,756	33,301,662	$332	$45,639,151	$—	$(13,251)	$(26,865,023)	26,738,265
Sale of common stock	—	—	—	—	—	—	59,235	1	1,124,508	—	—	—	1,124,509
Exercise of stock options	—	—	—	—	—	—	113,080	1	20,971	—	—	—	20,972
Stock compensation expense	—	—	—	—	—	—	—	—	897,634	—	—	—	897,634
Offering costs	—	—	—	—	—	—	—	—	(770,651)	—	—	—	(770,651)
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,059,918)	(2,059,917)
Balance at March 31, 2023	9,272,044	5,286,667	482,104	983,634	10,240,536	1,706,756	33,473,977	334	46,911,613	—	(13,251)	(28,924,941)	25,950,812
Sale of common stock	—	—	—	—	—	—	85,145	1	1,900,454	—	—	—	1,900,455
Exercise of stock options	—	—	—	—	—	—	100	—	375	—	—	—	375
Stock compensation expense	—	—	—	—	—	—	—	—	1,927,283	—	—	—	1,927,283
SeedInvest Acquisition	—	—	—	—	—	—	960,000	10	23,999,990	—	—	—	24,000,000
Offering costs	—	—	—	—	—	—	—	—	(802,248)	—	—	—	(802,248)
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,098,869)	(3,098,869)
Balance at June 30, 2023	9,272,044	5,286,667	482,104	983,634	10,240,536	1,706,756	34,519,222	341	73,937,467	—	(13,251)	(32,023,810)	49,877,805
Sale of common stock	—	—	—	—	—	—	116,238	1	2,617,698	—	—	—	2,617,698
Exercise of stock options	—	—	—	—	—	—	20,350	—	50,875	—	—	—	50,875
Stock compensation expense	—	—	—	—	—	—	—	—	2,080,565	—	—	—	2,080,565
Offering Costs	—	—	—	—	—	—	—	—	(1,028,345)	—	—	—	(1,028,345)
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,972,532)	(3,972,532)
Balance at September 30, 2023	9,272,044	$5,286,667	482,104	$983,634	10,240,536	$1,706,756	34,655,810	$342	$77,658,260	$—	$(13,251)	$(35,996,342)	49,626,066

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net Income (loss)	$(9,131,318)	$(9,590,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,817	9,817
Amortization	648,767	—
Bad debt expense	—	98,864
Fair value of warrants received for fees	(741)	(367,385)
Fair value of investments - other received for fees	(2,174,741)	(1,848,516)
Impairment of investments - other received for fees	—	21,863
Unrealized gain on investments	—	(52,845)
Stock-based compensation	4,905,482	6,371,759
Changes in operating assets and liabilities:
Accounts receivable	(42,621)	182,610
Other current assets	(211,438)	1,563,495
Accounts payable	103,724	(11,225)
Accrued liabilities	1,841,735	(900,672)
Deferred revenue	880,436	(1,720,163)
Net cash used in operating activities	(3,170,898)	(6,242,976)

Cash flows from investing activities:
Investments - Marketable Securities	—	(74,353)
Investments - Collectibles purchases, gross	—	(1,691,880)
Investments - Collectibles sales, gross	567,405	—
Purchase of Intangible Assets	(121,037)	—
Purchase of property and equipment	(19,771)	(61,269)
Net cash used in investing activities	426,597	(1,827,502)

Cash flows from financing activities:
Proceeds from sale of common stock	5,642,663	5,223,383
Subscription Receivable	—	367,832
Offering costs	(2,601,245)	(3,960,923)
Proceeds from exercise of employee stock options	72,220	18,521
Non-controlling interest	—	9,124
Net cash provided by financing activities	3,113,638	1,657,937

(Decrease) increase in cash and restricted cash	369,337	(6,412,541)
Cash and restricted cash, beginning of period	15,460,469	21,000,367
Cash and restricted cash, end of period	$15,829,806	$14,587,826

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$64,932	$62,344
Non Cash Investing & Financing Activities
Purchase of SeedInvest Intellectual Property with Common Stock	$24,000,000	$—
Subscription Receivable as part of Common Stock	$—	$367,832

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

The Company aims to revolutionize the startup financing model by helping both accredited and non-accredited investors invest in private companies on a public platform. StartEngine Crowdfunding Inc. has wholly-owned subsidiaries, StartEngine Capital LLC, StartEngine Secure LLC, StartEngine Assets LLC and StartEngine Primary LLC. StartEngine Capital LLC is a funding portal registered with the US Securities and Exchange Commission (SEC) and a member of the Financial Industry Regulatory Authority (FINRA), StartEngine Secure LLC is a transfer agent registered with the SEC. StartEngine Assets LLC was formed in 2020 to buy, hold and manage assets in various asset classes such as real estate, automobiles, luxury goods and royalty-producing intangible assets. StartEngine Primary LLC was formed in October 2017 and received approval to operate as a registered broker-dealer in July 2019. On April 16, 2020, StartEngine Primary LLC received approval to operate as an alternative trading system. StartEngine Adviser LLC is a wholly owned subsidiary of StartEngine Crowdfunding. StartEngine Adviser LLC will file as an exempt reporting adviser that will advise StartEngine Private LLC and it’s related series.  StartEngine Adviser LLC is not registered with the Securities and Exchange Commission as an investment adviser. StartEngine Private Manager LLC is a wholly owned subsidiary of StartEngine Crowdfunding - it is the manager of StartEngine Private and the Series’. The Company’s mission is to empower thousands of companies to raise capital and create significant amounts of jobs over the coming years.

Management Plans

The Company’s revenue producing activities commenced in 2015 with the approved start of Title IV of the JOBS Act, which created new rules for Regulation A, and increased since then with the start of Regulation Crowdfunding under Title III of the JOBS Act. Because this is a relatively new industry, there is a level of uncertainty about how fast the volume of activity will increase and how future regulatory requirements may change the landscape. Because there is a level of uncertainty and because we are still in the early stages of these new regulations, the Company is expected to incur losses until such time that the volume of Regulation A, Regulation D and Regulation Crowdfunding campaigns and the investments in those campaigns is sufficient for revenues derived from those campaigns to cover its costs. These factors could indicate substantial doubt about the Company’s ability to continue as a going concern.

The Company has cash and cash equivalents of approximately $15.8 million, which its management believes will cover losses for the foreseeable future. The Company’s management believes that any substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

Level 1

Cryptocurrency: Blockchain based currency that is valued based on quoted prices in active markets.

Non-Fungible Token (“NFT”): Blockchain based collectible images that are valued based on quoted prices in active markets.

Level 2

Investments: Marketable securities are made up of mutual funds and shares of common stock that are value based on quoted prices in active markets

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15,829,806	$—	$—	$15,829,806
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	1,497,442	1,497,442
Cryptocurrency	24,969	—	—	24,969
Non-Fungible Token ("NFT")	730	—	—	730
	$15,855,505	$1,856	$1,497,442	$17,354,803

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

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the nine months ended September 30, 2023 and 2022 as it relates to Investments - warrants:

Investments-
Warrants
Fair value at December 31, 2022	$1,496,701
Receipt of warrants	741
Change in fair value of warrants	—
Fair value at September 30, 2023	$1,497,442

Investments-
Warrants
Fair value at December 31, 2021	$1,130,133
Receipt of warrants	451,736
Change in fair value of warrants	(84,351)
Fair value at September 30, 2022	$1,497,518

The following range of variables were used in valuing Level 3 warrant assets during the nine months ended September 30, 2023 and 2022:

	2023	2022
Expected life (years)	1 - 2.5	1 - 2.5
Risk-free interest rate	0.1% - 0.9%	0.1% - 0.9%
Expected volatility	30% - 225%	30% - 225%
Annual dividend yield	0%	0%
Underlying share values	$0.30 – $100.00	$0.30 – $100.00
Strike Prices	$0.30 – $100.00	$0.30 – $100.00

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance for doubtful accounts as of September 30, 2023 and December 31, 2022 was $1,512,097 and $357,709, respectively. Bad debt expense for nine months ended September 30, 2023 and 2022 was $162,535 and $98,864, respectively.

As of September 30, 2023 the Company had accounts receivable over 90 days totaling $458,197.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment in our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, and (iii) cost method accounting. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, less adjustments for impairment in accordance with ASC 321-10-35-2. During the nine months ended September 30, 2023 and 2022, the Company received stock with a cost of $2,175,170 and $1,891,748, respectively, as payment for fees. During the nine months ended September 30, 2023 and 2022, impairment expense related to shares received amounted to $0 and $21,863 respectively.

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

The below is a breakdown of the types of collectibles and their value held as of September 30, 2023 and December 31, 2022:

	Period Ended September 30,	Period Ended December 31,
	2023	2022
Wine	$316,888	$476,115
Trading Cards	486,657	486,657
Artwork	1,182,942	1,287,378
Comic Books	464,477	704,477
NFT	730	64,472
Watches	53,128	53,128

Total collectibles	$2,504,822	$3,072,227

Crypto Assets

The Company holds crypto-denominated assets (“crypto assets”), which are included as other assets in the balance sheets. As of September 30, 2023 and December 31, 2022, cryptocurrencies were $24,969 and $16,604, which included one bitcoin and is recorded at cost less impairment.

Unrealized loss during the nine months ended September 30, 2023 and 2022 were $38,773 and $0, respectively relating to NFT price decrease of $47,138 offset by Bitcoin price increase of $8,365.

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

StartEngine has purchased a residential apartment building for $2,136,628 in December 2021, which it still holds as of September 30, 2023. We value the building at cost.

Noncontrolling Interest

The Company presents third party minority interests in subsidiaries in accordance with ASC 810, Consolidation. Under that topic, such minority interests are presented on the Company’s balance sheet within the equity section as noncontrolling interest.

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs of $1,028,345 and $2,601,245 and $504,781 and $3,960,923 were charged to stockholders’ equity during the three and nine months ended September 30, 2023 and 2022, respectively.

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

The Company provides marketing services branded under the name “StartEngine Premium” for its Regulation Crowdfunding issuers as part of services offered. The Company invoices for these services upon an issuer launching a campaign. If the campaign fails to launch, no amounts are due.

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

The Company’s contracts with customers generally have a term of one years or less. The Company had deferred revenue of $3,595,858 and $2,715,422 as of September 30, 2023 and December 31, 2022, respectively, related to performance obligations yet to be fulfilled. The Company had no other customer contract assets.

During the three and nine months ended September 30, 2023 and 2022, revenue was made up of the following categories associated with the above-described services:

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2023	2022	2023	2022
Regulation Crowdfunding platform fees	$3,169,997	$1,984,061	$8,371,641	$8,108,518
Regulation A commissions	255,403	1,369,729	951,947	4,809,052
StartEngine Premium	739,380	452,500	2,238,625	1,634,999
StartEngine Secure	428,772	384,468	1,182,067	935,348
OWNers Bonus revenue	1,067,649	1,018,939	2,751,322	3,592,353
Other service revenue	40,716	19,462	164,559	497,952

Total revenues	$5,701,917	$5,229,159	$15,660,161	$19,578,222

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, and certain software subscription fees that are required to provide services to our issuers.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to our website and future product offerings, email and other tools that are utilized for client related services and outreach. During the three and nine months ended September 30, 2023 and 2022, research and development costs were $1,701,921 and $4,159,141, and $1,398,330 and $4,010,775 respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or canceled during the periods reported. Stock-based compensation is recognized as an expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services. The Company recognized a significant increase in Stock-Based Compensation year over year as both the fair value grant and the employee count increased, further increasing the a granted.

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the nine months ended September 30, 2023 as the effects would be anti-dilutive. See Note 6 for outstanding stock-options as of September 30, 2023. The weighted average shares outstanding – diluted is calculated as follows for the period ended September 30, 2023 and 2022:

September 30,
2023
Beginning balance	33,301,662
Shares sold	645,300
Total common stock equivalents	33,948,985

September 30,
2022
Weighted average shares outstanding - basic	30,652,394
Preferred shares	20,910,222
Stock options	5,339,585
Weighted average shares outstanding - diluted	56,902,201

Concentration of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be creditworthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits.

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Marketable Securities

Marketable securities consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Common stock	$1,856	$1,856
	$1,856	$1,856

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	September 30, 2023	December 31, 2022
Computer equipment	$156,819	$137,048
Software	3,754	3,753
Total property and equipment	160,573	140,801
Accumulated depreciation	(41,478)	(31,660)
	$119,095	$109,141

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $9,817 and $9,817, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2023, the Company has authorized the issuance of 25,950,000 shares of our preferred stock with par value of $0.00001. Of these authorized shares, 10,350,000 are designated as Series A, 4,950,000 are designated as Series T, and 10,650,000 are designated as Series Seed.

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

Common Stock

As of September 30, 2023 we had authorized the issuance of 25,000,000 shares of our common stock with par value of $0.00001. As described in Note 1, concurrently with a stock split, we increased the authorized shares of common stock to 75,000,000.

During the nine months ended September 30, 2023, the Company sold 260,818 shares of common stock through its Regulation A offering for gross proceeds of $5,642,661 and incurred offering costs of $2,601,245.

During the nine months period ended September 30, 2023, the company sold 960,000 shares of common stock for the purchase of SeedInvest’s  intellectual property for a total of $24,000,000.

During the nine months period ended September 30, 2022, the Company sold 318,537 shares of common stock through its Regulation A offering for gross proceeds of $5,223,383 and incurred offering costs of $3,960,923.

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

Stock option expense for the periods ended September 30, 2023 and 2022 was $4,905,482 and $6,371,760, respectively, and are included within the condensed consolidated statements of operations as follows:

	2023	2022
Cost of revenues	$424,736	$648,358
General and administrative	2,346,203	2,232,419
Sales and marketing	2,034,305	2,926,792
Research and development	100,238	564,191
Total	$4,905,482	$6,371,760

At September 30, 2023, the total compensation cost related to nonvested awards not yet recognized was approximately $22,233,009 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 2.18 years.

NOTE 7 - SEEDINVEST INTELLECTUAL PROPERTY ACQUISITION

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after September 30, 2023 through November 14, 2023.

On October 10, 2023, the Company purchased shares of privately held stock, Attentive Mobile, Inc. The agreement was to purchase 66,667 shares of Series A-2 Preferred Stock for a total of $1,000,005.

On October 18, 2023, the Company purchased shares of privately held stock, Formagrid Inc. dba Airtable. The agreement was to purchase 15,756 shares of Series B Preferred Stock for a total of $968,994.

The Company plans to securitize these shares and sell to accredited investors as membership interests in series of StartEngine Private LLC. Each series will own shares of a single company. These investments are privately held stocks not readily available for sale in securities markets and create a new opportunity for revenue generation for the Company.

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

Business and Trends

For Regulation A offerings, our broker-dealer subsidiary is permitted to charge commissions to the companies that raise funds on our platform. Regulation A offerings are subject to a commission ranging between 4% and 7% and usually include warrants to purchase shares of the Company or the securities that are the subject of the offering. The amount of commission is based on the risks and other factors associated with the offering. Through StartEngine Primary, we can also charge commissions on Regulation D offerings hosted on our platform. During the periods covered in these financial statements we did not receive any Regulation D commissions. In Regulation Crowdfunding offerings, our funding portal subsidiary is permitted to charge commissions to the companies that raise funds on our platform. We typically charge 6% to 10% for Regulation Crowdfunding offerings on our platform. We also generate revenue from services, which include a consulting package for Regulation Crowdfunding issuers called StartEngine Premium priced at $15,000 to help companies who raise capital with Regulation Crowdfunding, as well as transfer agent services marketed as StartEngine Secure. We additionally charge a $1,000 fee for certain amendments we file on behalf of companies raising capital under Regulation Crowdfunding as well as fees to run the required bad actor checks for companies utilizing our services. The Company also receives revenues from other programs such as the StartEngine OWNers bonus program and StartEngine Secondary. Our annual memberships for the StartEngine OWNers bonus program are $275 per year. We launched StartEngine Secondary on May 18, 2020 and generate revenues by charging trade commissions to the sellers of the shares. To date, StartEngine Secondary has a limited operating history and has not generated a material amount of revenue.

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

Specifically, during the second half of 2022, the Company experienced a decline in revenue which we attribute to several factors, including due to the volatility of the U.S. economy. As such, the Company increased efforts to reduce operational expenses, including headcount in an effort to offset the decline in revenue due to lower-than-expected raise totals. These cost saving initiatives have continued into Q3 2023.

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

The Company is in the process of launching a new line of business which is branded as “StartEngine Private”.  StartEngine Private will securitize shares of private companies.  The Company will sell investors via Regulation D membership interests in a series limited liability company.  Each series will own shares of a single underlying company.

Operating Results

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

The following table summarizes the results of our operations for the three months ended September 30, 2023 (“Q3 2023”) as compared to the three months ended September 30, 2022 (“Q3 2022”).

	Three Months Ended September 30,
	2023	2022	$ Change

Revenues	$5,701,917	$5,229,159	$472,758

Cost of revenues	1,715,915	1,753,004	(37,089)

Gross profit	3,986,002	3,476,155	509,847

Operating expenses:
General and administrative	2,766,779	2,639,351	127,428
Sales and marketing	3,470,654	2,572,402	898,252
Research and development	1,701,921	1,398,330	303,591
Impairment in value of shares received for fees	—	21,863	(21,863)
Total operating expenses	7,939,354	6,631,946	1,307,408

Operating income (loss)	(3,953,352)	(3,155,791)	(797,561)

Other expense (income), net:
Other expense (income), net	(20,286)	(85,086)	(64,800)
Total other expense (income), net	(20,286)	(85,086)	(64,800)

Income (loss) before provision for income taxes	(3,933,066)	(3,070,705)	(862,361)

Provision for income taxes	39,466	4,161	35,306

Net income (loss)	(3,972,532)	(3,074,866)	(897,666)
Less: net loss attributable to noncontrolling interest	—	—	—
Net Income (loss) attributable to stockholders	$(3,972,532)	$(3,074,866)	$(897,666)

Our revenues during the three months ended were $5,701,917 which represented an increase of $472,758 or 9%, from revenues in the same period in 2022. The following are the major components of our revenues during the three months ended September 30, 2023 and 2022:

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2023	2022	$ Change
Regulation Crowdfunding platform fees	$3,169,997	$1,984,061	$1,185,936
Regulation A commissions	255,403	1,369,729	(1,114,326)
StartEngine Premium	739,380	452,500	286,880
StartEngine Secure	428,772	384,468	44,304
OWNers Bonus revenue	1,067,649	1,018,939	48,710
Other service revenue	40,716	19,462	21,254

Total revenues	$5,701,917	$5,229,159	$472,758

The decrease in total revenues in three months ended September 30, 2023 as compared to the same period in 2022 is primarily due to the following:

●	Increase in Regulation Crowdfunding platform fees of $1,185,936 due primarily to higher amounts raised by issuers in Regulation Crowdfunding offerings despite having fewer issuers. During 2023, the Company modified its criteria for issuer who can host campaigns on our funding platform, which we believe has resulted in the reduction of the number of issuers that are currently hosted on the platform but also leading to higher averages raised per issuer. Specifically, in Q3 2023, the Company raised approximately $31.4 million for 115 issuers compared with Q3 2022 of raising approximately $24.9 million from 175 issuers. The top 5 raises in Q3 2023 raised $8.1 million vs $7.4 million for the top 5 issuers in Q3 2022.
●	Decrease in Regulation A commissions of $1,114,326, were due primarily to lower amounts raised from Regulation A offerings. We have experienced with Regulation A raises that when 1 to 3 raises have larger success, they alone have materially impacted revenue results, as has been the case in Q3 2023 vs Q3 2022. In Q3 2023, the Company raised approximately $3.6 million for 8 issuers including $2.1 million from the top 2 issuers. In Q3 2022, the Company hosted Regulation A offerings for 7 issuers for a combined raise amount of $13.5 million including $11.6 million from the top 2 issuers.
●	Increase in revenues of $44,304 from StartEngine Secure, primarily due to increase in number of issuers utilizing the service. Specifically, in Q3 2023 StartEngine Secure had 600 companies utilizing Secure as of September 30, 2023 compared with 408 companies as of September 30, 2022. Additionally, StartEngine increased the price of StartEngine Secure per user from $5 per user to $10 per user for issuers who began raises or renewed their service starting in Q4 2022, which also contributed to increased revenue in Q3 2023 compared to Q3 2022.
●	Increase in StartEngine Premium revenue of $286,880 primarily due to an increase in pricing of StartEngine Premium from $10,000 to $15,000 for issuers signed after Q2 2022.
●	Increase in StartEngine OWNers Bonus revenue of $48,710 related to increased sales of OWNers Bonuses during 2023 as the company adds greater focus towards growing this revenue source. OWNers Bonuses are annual packages, which are recognized over 12 months, see Note 2 – “Revenue Recognition” to the accompanying financial statements, and therefore the performance of this product in terms of revenue recognition lags behind actual sales.
●	Increase in other service revenue of $21,254 primarily from revenue derived from material amendments of $40,327. Other service revenue also includes revenue from StartEngine Secondary, which did not record a material number of trades in Q2 2023.

*Offerings can span multiple periods and the amount raised during the period is based on the amounts closed on during that period.

Cost of Revenues

Our cost of revenues during the three months ended September 30, 2023 was $1,715,915, which represented a decrease of $37,089, or 2%, from the amounts during the same period in 2022. The decrease was primarily due to lower amounts raised by Regulation A issuers on the platform in Q3 2023 versus Q3 2022 which correlates with transaction costs, as well as reduced headcount. Additionally, hosting fewer Regulation Crowdfunding issuers has reduced fixed fees relating to due diligence to prepare companies for their raises. Our gross margin in the third quarter of 2023 increased to 70% compared to 66% in 2022.

Operating Expenses

Our total operating expenses during the three months ended September 30, 2023 amounted to $7,939,354, which represented an increase of $1,307,408, or 20%, from the expenses in the same period in 2022. The increase in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $127,428 was primarily due to amortization of the company’s SeedInvest intangible asset of $648,767. This increase was offset by a reduction of salaries by $328,069 due to reduction of headcount. Additionally, software expenses declined $82,282 as the Company focused on reduction of spending for software and licenses that were no longer needed.
●	Increase in sales and marketing expenses of $898,252 were primarily due to an increase in payroll expense of $363,748 due to additional hiring of marketing and creative writing staff. Additionally, advertising increased $227,418 as the Company purchased more advertisements on social media sites such as Facebook and Instagram to increase new investors. Finally, an increase in stock based compensation of $165,800 due to the increase in valuation for stock options granted from $13.50 per share to $25 per share.
●	Increase of research and development expenses of $303,591 driven by an increase in employee payroll of $146,134 as the company increases headcount of engineers to develop the company’s platform and additional services. Additionally, stock based compensation increased $127,433 due to the increase in valuation for stock options granted from $13.50 per share to $25 per share.

Other Expense (Income), net

Our other income, net during the three months ended September 30, 2023 amounted to $20,286, which represented cashback earned from our credit cards during the period as well as interest earned in the Company’s money-market accounts. During the same period in 2022 our other income, net was $85,086.

Net Loss (Income)

Net loss attributable to stockholders totaled $3,972,532 for the three months ended September 30, 2023, an increase of $897,666 compared to the net loss attributable to shareholders of $3,074,866 recognized during the three months ended September 30, 2022.

Nine months Ended September 30, 2023 Compared with the nine months Ended September 30, 2022

The following table summarizes the results of our operations for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

	Nine Months Ended September 30,
	2023	2022	$ Change

Revenues	$15,660,161	$19,578,222	$(3,918,061)

Cost of revenues	4,623,131	5,451,888	(828,757)

Gross profit	11,037,030	14,126,334	(3,089,304)

Operating expenses:
General and administrative	6,692,247	9,936,537	(3,244,290)
Sales and marketing	9,317,490	9,901,596	(584,106)
Research and development	4,159,141	4,010,775	148,366
Impairment in value of shares received for fees	—	21,863	(21,863)
Total operating expenses	20,168,878	23,870,771	(3,701,893)

Operating income (loss)	(9,131,848)	(9,744,437)	612,589

Other expense (income), net:
Other expense (income), net	(65,462)	(216,204)	(150,742)
Total other expense (income), net	(65,462)	(216,204)	(150,742)

Income (loss) before provision for income taxes	(9,066,386)	(9,528,233)	461,847

Provision for income taxes	64,932	62,345	2,587

Net income (loss)	(9,131,318)	(9,590,578)	459,260
Less: net loss attributable to noncontrolling interest	—	(9,124)	9,124
Net Income (loss) attributable to stockholders	$(9,131,318)	$(9,581,454)	$450,136

Revenues

Our revenues during the nine months ended were $15,660,161 which represented a decrease of $3,918,061 or 20%, from revenues in the same period in 2022. The following are the major components of our revenues during nine months ended September 30, 2023 and 2022:

	Nine Months Ended	Nine Months Ended
	Ended September 30,	Ended September 30,
	2023	2022	$ Change
Regulation Crowdfunding platform fees	$8,371,641	$8,108,518	$263,123
Regulation A commissions	951,947	4,809,052	(3,857,105)
StartEngine Premium	2,238,625	1,634,999	603,626
StartEngine Secure	1,182,067	935,348	246,719
OWNers Bonus revenue	2,751,322	3,592,353	(841,031)
Other service revenue	164,559	497,952	(333,393)

Total revenues	$15,660,161	$19,578,222	$(3,918,061)

The decrease in total revenues during nine months ended September 30, 2023 as compared to the same period in 2022 is primarily due to the following:

●	Increase in Regulation Crowdfunding platform fees of $263,123 due primarily to higher amounts raised by issuers in Regulation Crowdfunding offerings. During 2023, the Company modified its criteria for issuer who can host campaigns on our funding platform, which we believe has resulted in the reduction of the number of issuers that are currently hosted on the platform but also leading to higher averages raised per issuer. Specifically, in the first nine months 2023, the company raised approximately $84.0 million from 251 issuers including $16.2 million from the top 5 issuers compared with the first nine months of 2022 raising approximately $80.0 million from 353 issuers including $13.2 million from the top 5 issuers. While revenue was trending below 2022 totals in Q1 and Q2 2023, in Q3, the success of the strategic shift has increased nine months ended revenue for Regulation Crowdfunding in comparison to nine months ended 2022
●	Decrease in Regulation A commissions of $3,857,105, were due primarily to lower amounts raised from Regulation A offerings. We have experienced with Regulation A raises that when 1 to 3 raises have larger success, they alone have materially impacted revenue results, as has been the case in nine months ended 2023 vs 2022 In nine months ended September 30, 2023, the Company raised approximately $12.5 million for 11 issuers including $7.9 million from the top 3 issuers. In the nine months ended September 30, 2022, the Company hosted Regulation A offerings for 12 issuers for a combined raise amount of $53.7 million including $41.1 million from the top 3 issuers. *
●	Increase in revenues of $246,719 from StartEngine Secure, primarily due to increase in price per user for issuers utilizing the service in the nine months ended September 30, 2023 compared to the same period in 2022. StartEngine increased the price of StartEngine Secure per user from $5 per user to $10 per user in for issuers who began raises or renewed their service starting in Q4 2022, which also contributed to increased revenue in the nine months ended September 30, 2023 compared to the same period in 2022. As of September 30, 2023, we had 600 companies utilizing Secure compared with 408 companies as of September 30, 2022.
●	Increase in StartEngine Premium revenue of $603,626 primarily due to an increase in pricing of StartEngine Premium from $10,000 to $15,000 for issuers signed after Q2 2022.
●	Decrease in StartEngine OWNers Bonus revenue of $841,031 related to fewer sales of OWNers Bonuses during 2022 and continuing through beginning of Q3 2023 compared to 2022. OWNers Bonuses are annual packages, which are recognized over 12 months, see Note 2 – “Revenue Recognition” to the accompanying financial statements, and therefore the performance of this product in terms of revenue recognition lags behind actual sales.
●	Decrease in other service revenue of $333,393. Other service revenue includes revenue from StartEngine Assets sales, which recorded sales of $47,773 in 2023 versus $220,244 in 2022.

During this period, our Regulation Crowdfunding platform fees remained relatively stable.

*Offerings can span multiple periods and the amount raised during the period is based on the amounts closed on during that period.

Cost of Revenues

Our cost of revenues during nine months ended 2023 was $4,623,131, which represented a decrease of $828,757, or 15%, from the amounts during the same period in 2022. The decrease was due to lower amounts raised by Regulation A issuers on the platform in nine months ended 2023 versus nine months ended 2022 which correlates with transaction costs, as well as reduced headcount. Additionally, hosting fewer issuers for both Regulation Crowdfunding and Regulation A raises has reduced fixed fees relating to due diligence to prepare companies for their raises. Our gross margin in nine months ended 2023 decreased to 70% compared to 72% in nine months ended 2022. This decrease is due to higher variable transaction costs including escrow fees, and credit card fees which the Company generally bears the cost on behalf of issuers. Additionally, StartEngine had higher revenue in the nine months ended 2022 which increased gross margin for the period as some of the transaction costs are fixed fees and not dependent on revenue.

Operating Expenses

Our total operating expenses during nine months ended amounted to $20,168,878, which represented a decrease of $3,701,893, or 16%, from the expenses in the same period in 2022. The decrease in operating expenses is primarily due to the following:

●	Decrease in general and administrative expenses of $3,244,290 primarily due to lower headcount and lower bonuses, which are related to both the number of personnel as well as the performance of the Company. Accordingly, performance bonus accruals, payroll expenses and recruiting expenses were $2,235,592 less in nine months ended than 2022.
●	Decrease in sales and marketing expenses of $584,106 were primarily due to a reduction of marketing research by $115,751 as the Company began utilizing internal resources for this service as well as reduction of marketing software by $133,057 due to the Company reducing the use of e-commerce automation tools. Additionally, stock based compensation decreased $174,188 as the number of employees with vesting stock options decreased from 2022 to 2023.

Other Expense (Income), net

Our other income, net during nine months ended amounted to $65,462, which represented cashback received from the Company’s credit cards, as well as increase in Bitcoin value, of which the Company holds one. During the same period in 2022 our other income, net other income was $216,204 which primarily represented cash back from our credit card program.

Net Loss (Income)

Net loss attributable to stockholders totaled $9,131,318 for the nine months ended September 30, 2023, a decrease of $450,136 compared to the net loss attributable to shareholders of $9,581,454 recognized during the nine months ended September 30, 2022.

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

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2023	2022	$ Change
Net cash (used in) provided by operating activities	$(3,170,898)	$(6,242,976)	$3,072,078
Net cash (used in) provided by investing activities	$426,597	$(1,827,502)	$2,254,099
Net cash provided by financing activities	$3,113,638	$1,657,937	$1,455,701

Cash used by operating activities for the nine months ended September 30, 2023 was $3,170,898 as compared to $6,242,976 for the same period in 2022. Our net loss attributable to stockholders was $9,131,318 and $9,581,454 during the nine month period ended September 30, 2023 and 2022, respectively. The decrease in cash used by operating activities in Q3 2023 was primarily due to Accrued Liabilities cash activity changing from a cash outflow to cash inflow, a net change of $2,742,407. The change in Accrued Liabilities was primarily attributable to deposits made by investors to utilize for StartEngine investments in lieu of using a credit card or ACH payment.

Cash received by investing activities for the nine months ended September 30, 2023 was $426,597, as compared to cash used in investing activities of $1,827,502 in the same period in 2022. This was driven by $0 of collectible purchases in 2023 vs. $1,691,880 of collectibles purchased in 2022 as well as $567,405 of collectibles sales in 2023 vs $0 in 2022. Cash provided by financing activities was $3,113,638 and $1,657,937 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The biggest driver of change of for Financing activities is the proceeds received from the sale of common stock via the StartEngine Regulation A raise hosted on the Company’s platform.

Balance Sheet

The following table summarizes our assets and liabilities as of September 30, 2023 as compared as of December 31, 2022:

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$15,829,806	$15,460,469
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	744,878	702,257
Other current assets	2,164,690	1,953,756
Total current assets	18,741,230	18,118,338

Property and equipment, net	119,095	109,141
Investments - warrants	1,497,442	1,496,701
Investments - stock	8,654,081	6,479,340
Investments - Collectibles	2,504,822	3,072,227
Investments - Real Estate	2,136,628	2,136,628
Intangible assets	23,492,269	20,000
Other assets	67,107	66,603
Total assets	$57,212,674	$31,498,978

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$388,095	$284,371
Accrued liabilities	3,602,655	1,760,920
Deferred revenue	3,595,858	2,715,422
Total current liabilities	7,586,608	4,760,713

Total liabilities	7,586,608	4,760,713

The Company’s current assets increased by $622,892 from December 31, 2022 to September 30, 2023. The increase was primarily driven by an increase in cash in the amount of $369,337 driven by reduction of expenses as well as increased raise funds from the company’s Regulation A raise. Additionally, other current assets increased $210,934 due to the increase in other reimbursable expenses of $171,423. Other reimbursable expenses are issuer incurred fees for charges such as bad actor checks, accounting and legal fees that the Company pays for the issuer and recovers from the issuers as they disburse their funds. Other reimbursable expenses increased in 2023 due to issuers incurring non-marketing expenses that have not been recovered as of period end September 30, 2023. The Company will receive reimbursement from the issuers upon disbursement of their funds in Q4 2023 onward.

The Company’s long-term assets increased by $25,090,804 from December 31, 2022 to September 30, 2023. This was driven primarily by a $24,000,000 increase in intangible assets stemming from the SeedInvest IP purchase in Q2 2023.

Current liabilities increased by $2,825,895 which is primarily due to an increase in deferred revenue of $880,436 primarily due to payment of StartEngine Secure annual invoice renewals as well as a $1,841,735 increase in Accrued Liabilities primarily driven by an increase in investor deposits of $667,318 for StartEngine accounts.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of September 30, 2023, the Company’s current assets were $18,741,230. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Common Stock in our Regulation A and Regulation CF offerings.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, who is also our principal financial officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to extensive regulation and failure to comply with such regulation could have an adverse effect on our business. Further, our subsidiary StartEngine Capital LLC is registered as a funding portal; our subsidiary StartEngine Secure LLC is registered as a transfer agent; and our subsidiary StartEngine Primary LLC is registered as a broker-dealer and operates an alternative trading system under the brand “StartEngine Secondary”. As a funding portal and broker-dealer, we have to comply with stringent regulations, and the operation of our funding portal, broker-dealer and alternative trading system services exposes us to a significant amount of liability. Furthermore, new lines of business may subject us to other regulatory regimes, such those regulating investment advisers, including the Investment Advisers Act of 1940, if we fail to remain in compliance with certain exemptions. Regulated entities are frequently subject to examination, constraints on their business, and in some cases fines. For instance, our subsidiary StartEngine Capital LLC submitted a Letter of Acceptance, Waiver and Consent (“AWC”) on March 11, 2022, and FINRA accepted the AWC on May 4, 2022. The AWC provides for a censure, a $350,000 fine, and a certification to be made by our funding portal that it has established and implemented policies, procedures, and internal controls sufficient to address the issues identified in the AWC. Further we have seen increased regulations in this industry from regulators (both federal and state) and FINRA. In light of this, we expect increased compliance costs as well as potential subjecting us to additional liabilities. In addition, some of the restrictions and rules applicable to our subsidiaries could adversely affect and limit some of our business plans of other parts of our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Offering type	Intermediary	Date commenced	Number of shares issued	Class of securities	Proceeds raised	Use of proceeds	Date closed (if open, N/A)
2023 Acquisition of SeedInvest Assets in reliance on Section 4(2) of the Securities Act of 1933, as amended (1)	N/A	N/A	960,000 (1)	Common Stock	N/A	Acquire substantially all of the assets of SeedInvest (1)	May 5, 2023
2022 Regulation A (2)	Dalmore Group, LLC*	March 14, 2022	(3)	Common Stock	(4)	Marketing, operations, product development, cash reserves	N/A
2021 Regulation A (5)	Dalmore Group, LLC*	August 27, 2021	1,234,922	Common Stock	$14,813,168	Marketing, operations, product development, cash reserves	December 19, 2021
2020 Regulation A	N/A	May 29, 2020	4,356,843 shares of Common Stock 67,500 shares of Series T Preferred Stock	Common Stock and Series T Preferred Stock and the Common Stock into which it converts (6)	$17,052,746 for shares of Common Stock $200,000 for shares of Series T Preferred Stock	Marketing, operations, product development, cash reserves	December 17, 2020
April 2020 Regulation Crowdfunding	TruCrowd, Inc.	April 30, 2020	139,038	Common Stock	$518,209	Marketing, operations, product development, cash reserves	September 15, 2020
March 2020 Regulation Crowdfunding	TruCrowd, Inc.	March 12, 2020	51,624	Common Stock	$193,590	Marketing, operations, product development, cash reserves	December 5, 2020
December 2019 Regulation Crowdfunding	TruCrowd, Inc.	December 5, 2019	73,053	Common Stock	$182,633	Marketing, operations, product development, cash reserves	February 27, 2020
*	Only for certain investors, including residents in Florida for both offerings and residents in Texas during part of the offering in 2022.
(1)	On May 5, 2023, the Company consummated the purchase of substantially all of the assets of the SeedInvest business conducted by Circle Internet Financial Limited through its subsidiary Pluto Holdings, LLC, and through SI Securities, LLC and SeedInvest Technology, LLC, for 960,000 shares of StartEngine Common Stock, valued at $24,000,000 based on StartEngine current Regulation A offering price of $25.00 per share.
(2)	Does not include 139,216 shares of Common Stock sold for a total of $3,132,350 by selling shareholders under the Company’s Regulation A offering.
(3)	As of November 14, 2023, the Company sold 556,866 shares of Common Stock in this Regulation A offering.
(4)	As of November 14, 2023, gross proceeds raised in this Regulation A offering were $12,529,400.
(5)	Does not include 1,128,085 shares of Common Stock sold for a total of $13,958,197 by selling shareholders under the Company’s Regulation A offering.
(6)	Series T Preferred Stock converts into the Company’s Common Stock at the option of the holder at any time prior to the closing of a liquidation event on a one-for-one basis subject to adjustment to the anti-dilution rights set forth in Section 3(d) of the Sixth Amended and Restated Certificate of Incorporation. Our Preferred Stock will also convert into Common Stock in the event of (i) a firm commitment underwritten public offering under an effective registration statement under the Securities Act of 1933, as amended, where the per share offering price is at least the minimum share price (as adjusted for Recapitalization Events) and the Company’s aggregate proceeds are greater than or equal to $15,000,0000; or (ii) by a vote of a majority of the holders of all classes of the Company’s Preferred Stock.

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
Date: November 14, 2023
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer, principal financial officer, principal accounting officer and Director