Form 10-K
period 2023-12-31
STARTENGINE CROWDFUNDING, INC.
filed 2024-04-15
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2023, the last business day of the registrant’s most recently completed fourth fiscal quarter was $672,898,700 based upon the per share price in our current offering under Regulation A.

As of April 15, 2024, the registrant had 34,863,194 shares of Common Stock, 482,104 shares of Series T Preferred Stock, 10,240,536 shares of Series Seed Preferred Stock and 9,272,044 shares of Series A Preferred Stock

DOCUMENTS INCORPORATED BY REFERENCE

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

StartEngine aims to revolutionize the startup financing model by helping both accredited and non-accredited investors invest in private companies on a public platform. In 2015, StartEngine Crowdfunding began operating under Title IV of the JOBS Act, allowing private companies to advertise the sale of their stock to both accredited and non-accredited investors under Regulation A, and under Title II of the JOBS Act, which permits offerings to accredited investors to be advertised under Rule 506(c) of Regulation D. StartEngine continues to expand the breadth of its offerings in order to better serve its mission. Operations expanded in 2016, as Regulation Crowdfunding, adopted in response to Title III of the JOBS Act, went into effect and we offered services to companies raising money under Regulation Crowdfunding. Beginning in December 2017, StartEngine began offering transfer agent services through one of its subsidiaries. In June 2019, StartEngine Primary LLC was approved for membership as a broker-dealer with FINRA and offers broker-dealer services to companies selling securities in Regulation A and Regulation D offerings and operates our alternative trading system.

StartEngine’s most recent addition to its family of services is StartEngine Private. StartEngine Private provides accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies.

StartEngine offers its services both through its website as well through its iOS application which launched in 2021.

StartEngine Crowdfunding performs much of its work through its subsidiaries, including the following six wholly owned direct operating subsidiaries:

●	StartEngine Capital LLC (“StartEngine Capital”), a funding portal registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”), operates under Title III of the JOBS Act, which introduced Regulation Crowdfunding.
●	StartEngine Secure LLC (“StartEngine Secure”), a transfer agent registered with the SEC that was formed on December 12, 2017.
●	StartEngine Primary LLC (“StartEngine Primary”), a company formed on October 12, 2017, a registered broker-dealer, which was approved to act as alternative trading system on April 16, 2020.
●	StartEngine Assets LLC (“StartEngine Assets”), a company formed on May 18, 2020, for the purpose of securitizing assets.
●	StartEngine Private Manager LLC (“StartEngine Private Manager”), a company formed on August 3, 2023 for the purpose of managing all StartEngine Private offerings.
●	StartEngine Adviser LLC (“StartEngine Adviser”), a company formed on August 3, 2023 for the purpose of being the organizer and Exempt Reporting Adviser to all StartEngine Private offerings.

On May 5, 2023, StartEngine Crowdfunding, Inc. (“StartEngine”) completed an agreement to acquire substantially all of the assets of the SeedInvest business as conducted by Circle Internet Financial Limited through its subsidiary Pluto Holdings, LLC, a Delaware limited liability company (“Pluto Holdings”) and through SI Securities, LLC, a New York limited liability company (“SI Securities”), and SeedInvest Technology, LLC, a New York limited liability company, each a wholly-owned subsidiary of Pluto Holdings (“SeedInvest Technology,” collectively, with the assets acquired from Pluto Holdings and SI Securities, “SeedInvest”). The total consideration for the purchase is 960,000 shares of StartEngine’s common stock, which based on StartEngine’s current Regulation A offering price of $25 per share would be valued at $24 million.

The assets of the SeedInvest business include SeedInvest Technology, LLC and substantially all the assets related to owning and operating the crowdfunding platform at www.seedinvest.com.

The sellers will retain among other items: their broker-dealer regulatory approvals and licenses; equity interests, convertible notes, SAFEs and all other investment contracts received, and in certain cases to be received, in SeedInvest portfolio companies; and receivables related to current and certain contemplated offerings. For details, see Exhibit 10.3 in the Exhibit Index.

Principal Products and Services

Offerings: Depending on the type of offering being made, we currently operate as a technology platform connecting issuers and investors, as a broker-dealer and as a Regulation Crowdfunding funding portal. We facilitate the following types of offerings that are exempt from registration under the Securities Act:

●	Regulation A Offerings: Through StartEngine Primary we host Regulation A offerings on our platform. These companies are seeking to raise anywhere from $100,000 to $75 million and we provide an array of services, including acting as a broker-dealer, assisting with due diligence, custodial accounts and coordinating vendors.
●	Regulation Crowdfunding Offerings: Through StartEngine Capital, our funding portal registered with the SEC and FINRA, we host Regulation Crowdfunding offerings. These companies are seeking to raise anywhere from $10,000 to $5 million, and we also provide an array of services permitted by Regulation Crowdfunding, including campaign page design services, marketing consulting services, assisting with due diligence, custodial accounts, and coordinating vendors.
●	Rule 506(c) Offerings: Through StartEngine Crowdfunding and StartEngine Primary, we host offerings under Rule 506(c) of Regulation D. Accredited investors are allowed to invest in these offerings and we host these offerings either on a stand-alone basis or concurrently with a Regulation Crowdfunding offering. Under Rule 506(c), companies can use general solicitation to attract investors and there is no limit to the amount of money that can be raised. Therefore, companies engaged in a concurrent Regulation Crowdfunding offering can also raise additional funds from accredited investors providing they comply with the requirements of each exemption.

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

StartEngine Secondary: The goal of the StartEngine Secondary platform is to increase liquidity for shares sold in Regulation A, Regulation Crowdfunding and Regulation D offerings. We facilitate the transfer and sale of these shares by creating an alternative trading system (“ATS”) to allow for secondary trades. Sales of shares sold under Regulation A on the StartEngine platform are permitted to be quoted immediately, while holders of shares sold under Regulation Crowdfunding and Regulation D will need to wait one year in order to comply with the applicable transfer restrictions to participate on the platform. After receiving the requisite FINRA approval to operate as an ATS, StartEngine Primary launched its ATS, branded as “StartEngine Secondary” on May 18, 2020.

StartEngine Secondary has a limited operating history, and even though over 400 issuers have signed to be quoted on this platform, only twenty-five companies have been quoted on this platform to date, including the Company itself. Currently, for StartEngine Secondary, we generate revenues by charging trade commissions to the sellers of the shares and we intend to generate revenues by charging initial and annual quotation fees.

StartEngine Assets: The goal of StartEngine Assets is to provide retails investors the opportunity to invest in various asset classes - including real estate, wine, fine art, trading cards, watches, and comics. StartEngine Collectibles Fund I LLC is geared at securitizing collectible assets and selling shares to the public. As such, we previously sold securities under StartEngine Collectibles Fund I LLC , including shares in series for wine, fine art, trading cards, watches and comics, and as of September 6, 2023 is no longer selling securities. StartEngine Assets LLC had also purchased assets to securitize but does not intend to purchase anything further.

StartEngine Private: The Company provides accredited investors the opportunity to purchase membership interests in funds  (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC. SE Adviser is an exempt reporting adviser under Rule 203(m)-1 under the Investment Advisers Act of 1940. The SE Funds sell their membership interests in offerings that are exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and specifically Regulation D promulgated thereunder. Such offerings are marketed to accredited investors by the Company’s FINRA-member and SEC-registered broker-dealer subsidiary, StartEngine Primary LLC.

Support Services

Our Company is focused on our core competencies and therefore we surround ourselves with third party companies who help us accomplish our non-core tasks.

We rely on the following companies for outsourced services:

●	Bryn Mawr Trust Company: Escrow Services
●	Kingdom Trust Company: Escrow Services
●	Amazon AWS: Cloud hosting
●	Google Business: Cloud email and applications

Market

Regulation A

Amended Regulation A became effective June 19, 2015. According to the SEC, the size of the Regulation A market slightly contracted to approximately $1.5 billion from July 1, 2022 to June 30, 2023 from approximately $1.8 billion for the period from July 1, 2021 to June 30, 2022.

As of April 15, 2024, we have hosted 75 Regulation A offerings, which have raised a total of approximately $282 million on our platforms, not including five offerings for StartEngine itself and 33 offerings of series of companies managed by StartEngine Assets, LLC. We believe the market for Regulation A will continue to grow as more companies become aware of the ability to raise capital through crowdfunding platforms. Because it permits a maximum raise of $75 million each 12 months, we believe this rule is well suited for small and midsize businesses. We have seen the demand increase significantly between 2019 and 2022, while contracting in 2023. Excluding offerings for StartEngine itself and its affiliates, we have hosted eight offerings in 2019, 13 offerings in 2020, 17 offerings in 2021, 22 offerings in 2022 and 13 offerings in 2023. The number of offerings hosted is based on the year launched and do not include offerings for StartEngine itself and the offerings of series for StartEngine Collectibles Fund I LLC. We believe the recent administrative change to increase the maximum offering amount from $50 million to $75 million and the change to permit SEC-reporting companies to make offerings in reliance on Regulation A has been and will continue to increase the size of the market and make Regulation A a more appealing form of capital formation for some companies. We expect to continue to increase the number of companies who list their offerings on our platform, although we are likely to encounter competition from other platforms and from companies who seek to raise funds online without using a platform. Further, our broker-dealer capabilities will enable us to increase the scope of services offered to our clients.

Regulation Crowdfunding

Since its launch on May 16, 2016, we estimate that as of April 15, 2024, 1,318 offerings have raised over $589 million on StartEngine through Regulation Crowdfunding. According to the SEC, the size of the Regulation Crowdfunding market was approximately $352 million for the period from July 1, 2022 to June 30, 2023, compared with $368 million for the period from July 1, 2021 to June 30, 2022.

We believe Regulation Crowdfunding will grow year over year after a small contraction in the previous year as more startup companies become aware of this funding method and view Regulation Crowdfunding as a viable fundraising option and market conditions improve. We have seen the demand increase significantly between 2019 and 2020. And, with the 2021 increase on the annual cap to $5 million, we have seen an increase in interest in this form of funding from prospective issuers throughout 2021 and 2022. Regulation Crowdfunding makes it relatively inexpensive to make an offering of securities: legal, compliance and accounting costs can be less than $10,000, and offering costs can be even cheaper for companies who prepare the documentation internally. With a current maximum raise of $5 million per year, we believe that this funding method is perfect for early-stage companies.

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

Regulation D Offerings

Offerings under Regulation D include those under Rule 506(b), Rule 506(c), and Rule 504. According to the SEC, the size of the Rule 506(b) market was approximately $2.7 trillion, the Rule 506(c) market was approximately $169 billion and the Rule 504 market was approximately $258 million for the period from July 1, 2022 to June 30, 2023. The vast majority of Regulation D sales were through Rule 506(b), which does not allow for general solicitation and allows for some non-accredited investors as well as less stringent requirements for verifying accredited status. Based on this information, we believe there is large potential market for online sales under Rule 506(c).

Rule 506(c) offerings are an inexpensive way to raise capital from accredited investors with a low cost of entry. Further, recent expansion of the definition of an “accredited investor” may widen the pool of potential investors. We estimate it can cost under $10,000 to prepare an offering under Rule 506(c). There is no limitation on the amount raised, which makes this rule attractive to companies who just completed a Regulation Crowdfunding offering or are planning a Regulation A campaign in the near future. This exemption can be used together with Regulation A and Regulation Crowdfunding. For Regulation Crowdfunding offerings, this exemption provides companies an opportunity to extend an offering beyond Regulation Crowdfunding once the maximum $5 million has been reached. For Regulation A offerings, this exemption can be used as a fundraising option prior to the launch of the offering, because of the time it takes to get a Regulation A offering qualified. While this currently represents only a small part of our overall business for issuers that we do not control; the offerings of the membership interests in the SE Funds for StartEngine Private utilizes this exemption.

StartEngine Private

StartEngine Private: The Company provides accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE

Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC. StartEngine Adviser LLC is an exempt reporting adviser under Rule 203(m)-1 under the Investment Advisers Act of 1940. The SE Funds sell their membership interests in offerings that are exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and specifically Regulation D promulgated thereunder. Such offerings are marketed to accredited investors by the Company’s FINRA-member and SEC-registered broker-dealer subsidiary, StartEngine Primary LLC.

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

Registered User Base

As of April 15, 2024, we have approximately 1,374,000 registered users. Of these, approximately 366,000 have made investments on our platform. We determine registered users by tracking unique email addresses from investor profiles that have not deactivated their profiles. As an individual could have multiple email addresses across multiple profiles, or may no longer be active, even if they have not deactivated their profile, registered users are an approximate gauge and could overstate the actual number of unique registered users. There is no fee associated with becoming a registered user. Of the users who have made investments the average number of investments is approximately 2.31 and the amount per investment is approximately $1,029. We are seeing week-over-week growth in registered users and expect to register more users as we add more companies to our platform.

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

With respect to StartEngine Private, we compete with other companies such as Linqto, EquityZen and Microventures.

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

Research and Development

StartEngine invested approximately $5,779,920 in 2023 and $4,667,593 in 2022 in research and development, product development, and maintenance.

Employees

As of April 15, 2024, we had 81 employees. We also work with a large number of contractors for user-experience design, security controls, and testing, services and marketing.

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

Regulation S

Regulation S provides that the registration requirements of the Securities Act do not apply to offers and sales of securities that occur outside the United States. Regulation S is a safe harbor that specifies the conditions under which transactions will be deemed to occur outside the United States, including the imposition of “distribution compliance periods” during which securities may not be resold or transferred to “US persons”. The distribution compliance periods vary accordingly to whether the issuer of securities is a domestic or foreign company and whether or not the issuer’s securities are registered under the Exchange Act and subject to ongoing reporting obligations thereunder. The securities that we are most likely to host on our platform in Regulation S offerings are those of non-reporting US issuers, whose equity securities are subject to a one-year distribution compliance period, and whose non-equity securities are subject to a 40-day distribution compliance period. During the distribution compliance period, purchasers of the securities are required to certify that they are not US persons and agree to resell only to non-US persons. Securities professionals are required to deliver confirmations to buyers of securities stating that these resale restrictions apply to the buyers. Disclosure of these restrictions are also required to be made in selling materials and on the securities themselves. “US persons,” are defined in Regulation S, which includes natural persons resident in the United States, partnerships and companies organized under US law, estates and trusts of which administrators, executors or trustees are US persons, discretionary accounts held by a US fiduciary for US persons, non-discretionary accounts held for the benefit of US persons, and certain foreign partnerships and companies created by US persons. These conditions may require limiting access to campaign pages to non-U.S. based internet addresses.

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

Exempt Reporting Adviser

An exempt reporting adviser is an exemption from full registration with the SEC under the Investment Advisers Act of 1940., and specifically, we are the private fund adviser exemption, which is generally available to advisers that only manage private funds and have less than $150 million in assets under management.  As an ERA, our subsidiary not only has to make and initial and ongoing public filing Form ADV Part 1, but also has compliance requirements including, record keeping requirements, requirements with respect to material nonpublic information and compliance with the Advisers Act’s anti-fraud provisions. Currently, StartEngine Adviser LLC is the adviser for all the SE Funds.

Intellectual Property

We have a trademark for “StartEngine” in the United States. We do not own any patents; however, we have our own proprietary source code that we use in operating our platform. We also have a patent pending covering peer to peer trading.

Litigation

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. Other than discussed in Item 3. Legal Proceedings, we are currently not a party to any material legal proceeding.

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

StartEngine was formed in 2014 and is still working on fine tuning its business plan to one that will enable it to generate profits on an annual basis and to maintain profitability. Though our core business model of operating our funding portal and broker-dealer services have been receiving revenues for nearly nine years and four years, respectively, we are still evolving aspects of business model, including modifying our revenue models, adding additional products (e.g., StartEngine Secondary, StartEngine Private), and modifying our current offerings in light of regulatory changes and/or interactions with regulators (see, “The Company’s Business – Regulation”). Accordingly, the Company’s operating history may not be indicative of future prospects. Our current and proposed operations are subject to all the business risks associated with relatively new enterprises that are still in growth and/or expansion phases. These include likely fluctuations in operating results as the Company reacts to developments in its market, manages its growth, and develops new services as well as the entry of competitors into the market. We will only be able to pay dividends on any shares once our directors determine that we are financially able to do so. Since inception, StartEngine has not generated sufficient revenues to cover operational expenses. There is no assurance that we will be consistently profitable in the next three years or generate sufficient annual revenues to pay dividends to the holders of our shares.

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

We are subject to extensive regulation and failure to comply with such regulation could have an adverse effect on our business. Further, our subsidiary StartEngine Capital LLC is registered as a funding portal; our subsidiary StartEngine Secure LLC is registered as a transfer agent; our subsidiary StartEngine Adviser LLC is registered as an Exempt Reporting Adviser; and our subsidiary StartEngine Primary LLC is registered as a broker-dealer and operates an alternative trading system under the brand “StartEngine Secondary”. As a funding portal and broker-dealer, we have to comply with stringent regulations, and the operation of our funding portal, broker-dealer and alternative trading system services exposes us to a significant amount of liability. Regulated entities are frequently subject to examination, constraints on their business, and in some cases fines. For instance, our subsidiary StartEngine Capital LLC submitted a Letter of Acceptance, Waiver and Consent (“AWC”) on March 11, 2022, and FINRA accepted the AWC on May 4, 2022. The AWC provides for a censure, a $350,000 fine, and a certification to be made by our funding portal that it has established and implemented policies, procedures, and internal controls sufficient to address the issues identified in the AWC. Further we have seen increased regulations in this industry from regulators (both federal and state) and FINRA. In light of this, we expect increased compliance costs as well as potential subjecting us to additional liabilities. See “Item 1. Business – Regulation.” In addition, some of the restrictions and rules applicable to our subsidiaries could adversely affect and limit some of our business plans of other parts of our business.

We were approved as a broker-dealer in 2019, launched our alternative trading system in 2020, became a “carrying” broker-dealer in 2021, became an exempt reporting adviser in 2024, and are still in the process of adapting our business model and pricing structure.

As a broker-dealer, we not only are subjected to federal and state requirements but also have need to comply with the requirements of FINRA, the self-regulatory organization, that apply to broker-dealers and the regulations that apply to the operation of alternative trading systems. In addition, we have expanded the scope of our operation including launching our alternative trading system in May 2020, and became a “carrying” broker-dealer at the end of September 2021, which increased our net capital requirements. In 2023, we launched StartEngine Private, which required us to file as an exempt reporting adviser in early 2024 and may require us to become a registered investment adviser in the future. We are still in the process of adapting to these changes, but there have been and will be increased costs, including the need to hire personnel with specific qualifications and pay them in accordance with their experience. We are subjected to periodic examinations and we will be required to change aspects of our business processes and communications in response to the findings of those examinations. Becoming a broker-dealer and/or reporting adviser has and will continue to lead to increases in our compliance costs as well as increases in our exposure to liabilities, including subjecting us to liability for misstatements made by issuers utilizing our services; see “Item 1. Business - Regulation.”

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

We have identified material weakness(es) in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our common stock to decline and subject us to regulatory penalties.

Section 404 of the Sarbanes-Oxley Act of 2002, requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no assurance that all control issues have been or will be detected. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction and a decrease in our stock price.

During preparation for financial reporting related to the year ended December 31, 2023, the Company discovered certain errors in previously reported financial statements for the year ended December 31, 2022. The Company’s management conducted an investigation with the Company’s independent auditors. As a result of this investigation, the Company determined that several accounts required correction to be in accordance with US GAAP. In addition, certain footnotes to such financial statements were required as a result of such changes. Accordingly, the Company made certain corrections to previously reported financial statements for the year ended December 31, 2022, as more fully described below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement.”.

Although management concluded that the adjustments to prior year financial statements are not material, management concluded that the Company’s internal control over financial reporting, as defined by Sections 13a-15(f) and 15d-15(f) of the Exchange Act, was not effective as of December 31, 2023.

Management has included a report on its assessment of internal control over financial reporting, including a description of identified material weaknesses, remediation efforts resulting in changes to internal control over financial reporting, and plans for further remediation in Item 9A, “Controls and Procedures.”

If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business, and would have a material adverse effect on our business, financial condition and results of operations.

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

The principal securities regulations that we work with, Rule 506(c), Regulation A and Regulation Crowdfunding, have only been in effect in their current form since 2013, 2015 and 2016, respectively. StartEngine’s ability to continue to penetrate the market remains uncertain as potential issuer companies may choose to use different platforms or providers (including, in the case of Rule 506(c) and Regulation A, using their own online platform), or determine alternative methods of financing. Investors may decide to invest their money elsewhere. Further, our potential market may not be as large, or our industry may not grow as rapidly, as anticipated, for instance, according to the SEC, the size for the Regulation A market retracted in 2023. With a smaller market than expected, we may have fewer customers. Success will likely be a factor of investing in the development and implementation of marketing campaigns, subsequent adoption by issuer companies as well as investors, and favorable changes in the regulatory environment.

We have an evolving business model.

Our business model is one of innovation, including continuously working to expand our product lines and services to our clients, such as our expansion into the transfer agent and broker-dealer space as well as our foray into becoming an alternative trading system and acting as an exempt investment adviser for companies; see the “Item 1. Business - - Principal Products and Services”. It is unclear whether these services will be successful. Further, we continuously try to offer additional types of services, and we cannot offer any assurance that any of them will be successful. From time to time we may also modify aspects of our business model relating to our service offerings, for instance we are no longer focused on StartEngine Assets and securitizing collectibles in the Regulation A market and have turned our focus to the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage this evolution effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

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

This risk is illustrated by the fact that, during preparation for financial reporting related to the year ended December 31, 2023, and based on review from the auditors, the Company discovered certain errors (specifically for warrant and stock valuation, accrued liabilities, and accounts receivable) in its previously reported financial statements for the year ended December 31, 2022. The Company’s management has concluded that, in light of these errors, the Company’s internal control over financial reporting as of December 31, 2023 was not effective. To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of the Company’s internal control over financial reporting. While the Company has processes to identify and appropriately apply applicable accounting requirements, management has enhanced these processes in the past year by enhancing the process by which the Company reviews and presents financial statements, and has also invested in accounting software to ensure more accurate reporting. Management’s report on internal control over financial reporting, a description of the material weaknesses identified, resulting changes to internal control over financial reporting, and continued plans for remediation can be found in Item 9A “Controls and Procedures.” See also the above risk factor, “We have identified a material weakness(es) in our internal control over financial reporting. Failure to remediate the material weakness(es), or any other material weaknesses that we identify if the future, could result in material misstatements in our financial statements.”

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

Voting control is concentrated in the hands of a small number of stockholders. Our CEO and Chairman currently hold approximately 40% of our voting shares in aggregate, including shares of our Common Stock and (on an as-converted basis) shares of our Series Seed Preferred Stock, Series A Preferred Stock and Series Seed Preferred Stock; and two other shareholders, SE Agoura Investment LLC and The Lee Miller Trust UA 09/05/2020, own approximately 21% and 11%, respectively, of our voting shares in aggregate. None of SE Agoura Investments LLC, The Lee Miller Trust UA 09/05/2020 or their beneficial owners are on our board or are employees of our company. Those four shareholders in aggregate control approximately 73% of our voting shares and approximately 52% of our preferred stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” Holders of Common Stock are generally not be able to influence our policies or any other corporate matter, including the election of directors, changes to our company’s governance documents, expanding the employee option pool, and any merger, consolidation, sale of all or substantially all of our assets, or other major action requiring stockholder approval. Some of the larger stockholders include, or have the right to designate, executive officers and directors of our Board. These few people and entities make all major decisions regarding the company.

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

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Risk Management and Strategy

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Governance

Our Board has oversight of our strategic and business  risk management and is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. Our Board also oversees risks related to privacy and data use, including overseeing compliance with our comprehensive privacy program . Management is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors.

Item 2.	Properties

We do not own any significant property. We are currently working remotely. We a have a service agreement for our office space at 4100 W Alameda Ave., Suite 300, Burbank, CA 91505. It is a month-to-month agreement.

Currently, our subsidiary, StartEngine Assets LLC, currently own a building located at 327 South Madison Way, Glendale, California 91205. StartEngine Assets intends to sell the asset in 2024 on the open market.

Item 3.	Legal Proceedings

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. Except as described below, the Company is not currently involved in any material litigation or threatened litigation. The Company was recently involved in an arbitration suit with an issuer whose offering was being conducted on the Company platform, StartEngine Capital. In 2021, the Company terminated the issuer’s offering and refunded investors for the amount previously raised prior to the termination. The issuer brought a claim against the Company for improperly relying on a recent SEC enforcement against a different crowdfunding portal in determining their course of action against the issuer. The Company and the issuer entered arbitration proceedings in July 2023. The matter was resolved on January 19, 2024 and payment of the settlement was resolved in March 2024. The settlement amount totaled $2.1 million of which the Company paid $200,000 with the remaining $1,900,000 covered by the Company’s liability insurance policy. The matter is now considered closed.

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

Market Information

The Common Stock of the Company has been quoted on the alternative trading system branded StartEngine Secondary, and operated by our subsidiary, StartEngine Primary, under the symbol “STGC.” During the periods when the Company does not have an open offering, the Company’s Common Stock is quoted on StartEngine Secondary, and our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

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

The Company did not trade from June 2021 until January 2024, when it resumed trading on StartEngine Secondary.

Last Reported Price.

On April 5, 2024 the last reported closing price of our shares of common stock reported on the StartEngine Secondary was $2.95 per share.

Increase in Authorized Shares and 20-for-1 Forward Split

On March 25, 2024, the Company distributed to holders of its Common Stock an Information Statement on Schedule 14C notifying them that on March 13, 2024, holders of at least a majority of the outstanding voting securities of the Company entitled to vote on the following matters (the “Consenting Stockholders”), acted by written consent in lieu of a special meeting of Stockholders to approve the Seventh Amendment and Restatement to the Company’s Certificate of Incorporation (the “Seventh Amended and Restated Certificate of Incorporation”) authorizing a forward split at a ratio of twenty shares for each one share (20-for-1) (the “Forward Split”) of issued and outstanding shares of Common Stock, Series Seed Preferred Stock, Series A Preferred Stock and Series T Preferred Stock (the “Preferred Stock”, and collectively the “Capital Stock”) and an increase in the number of authorized shares from 75,000,000 to 1,500,000,000.

The earliest these corporate actions could take effect would be May 4, 2024. For details regarding the Seventh Amended and Restated Certificate of Incorporation, the Forward Split, and the increase in the number of authorized shares, please see the Company’s Definitive Information Statement filed on March 25, 2024, available at https://www.sec.gov/Archives/edgar/data/1661779/000110465924038348/tm249584d1_def14c.htm.

Holders

As of April 15, 2024, there were 34,863,194 shares of common stock, which were held by approximately 39,022 shareholders of record. In addition, there were 10,240,536 shares of our Series Seed Preferred Stock outstanding, which shares were held by 40 shareholders of record, there were 9,272,044 shares of our Series Seed A Stock outstanding, which shares were held by 3 shareholders of record and there were 482,104 shares of our Series T Preferred Stock outstanding, which shares were held by 12 shareholders of record.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Equity Compensation Plans

Number of
securities
	Number of		remaining
	securities	Weighted-	available for
	to be issued	average	future issuance
	upon	exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan category	and rights (1)	and rights	column (a)) (1)
Equity compensation plans approved by security holders	11,590,000	$4.18	844,797
Equity compensation plans not approved by security holders	0	$—	0
Total	11,590,000	$4.18	844,797

(1) During the second quarter of 2024, the Company anticipates increasing its authorized shares of Capital Stock, including shares available for issuance under the Amended and Restated 2015 Equity Incentive Plan (the “Plan”), and effectuating a 20-for-1 forward split. Once completed, the number of shares to be issued upon exercise of outstanding options warrants and rights will be 199,667,720, and the number of shares available for future issuance under the Plan will be 16,895,940. For details, see above “Item 5 – Increase in Authorized Shares and 20-for-1 Forward Split.”

Recent Sales of Unregistered Securities and Use of Proceeds

During the past three years, the Company has engaged in the following offerings of securities*:

●	From August 27, 2021 through December 19, 2021, the Company sold and issued 1,234,922 shares of Common Stock under Regulation A for a total of $14,813,168, in addition another 1,128,085 shares of Common Stock was sold for a total of $13,958,197 by selling shareholders under the Company’s Regulation A offering. Of the securities sold in the offering, 198,977 shares of Common Stock were sold where Dalmore was the broker-dealer and received $80,586 in commissions.
●	From March 15, 2022 through November 10, 2023, the Company sold and issued 770,235 shares of Common Stock for a total of $17,263,490, in addition another 192,565 shares of Common Stock was sold for a total of $4,312,920 by selling shareholders under Regulation A. Of the securities sold in the offering, 40,295 shares of Common Stock were sold where Dalmore was the broker-dealer and received $30,221 in commissions.

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

Our Company

StartEngine Crowdfunding, Inc. was incorporated on March 19, 2014 in the State of Delaware. The Company was originally incorporated as StartEngine Crowdsourcing, Inc., but changed to the current name on May 8, 2014. The Company’s revenue-producing activities commenced in 2015 with the effectiveness of the amendments to Regulation A under the Securities Act adopted in response to Title IV of the JOBS Act. Operations expanded in 2016, as Regulation Crowdfunding, adopted in response to Title III of the JOBS Act, went into effect. On June 10, 2019, our subsidiary, StartEngine Primary LLC, was approved for membership as a broker-dealer with FINRA. The Company became an Exempt Reporting Advisor on January 8, 2024.

Business and Trends

For Regulation A offerings, our broker-dealer subsidiary is permitted to charge commissions to the companies that raise funds on our platform. Regulation A offerings are subject to a commission ranging between 4% and 7% and usually include warrants to purchase shares of the Company or the securities that are the subject of the offering. The amount of commission is based on the risks and other factors associated with the offering. Since StartEngine Primary became a broker-dealer, we have also been permitted to charge commissions on Regulation D offerings hosted on our platform. We received a minimal amount of revenues from services related to Regulation D offerings in the periods under discussion. In Regulation Crowdfunding offerings, our funding portal subsidiary is permitted to charge commissions to the companies that raise funds on our platform. We typically charge 6% to 10% for Regulation Crowdfunding offerings on our platform. In addition, we charge additional fees to allow investors to use credit cards. We also generate revenue from services, which include a consulting package called StartEngine Premium priced at $10,000 to help companies who raise capital with Regulation Crowdfunding, as well as transfer agent services marketed as StartEngine Secure. We additionally charge a $1,000 fee for certain amendments we file on behalf of companies raising capital under Regulation Crowdfunding as well as fees to run the required bad actor checks for companies utilizing our services. The Company also receives revenues from other programs such as the StartEngine OWNers where we sell annual memberships of the StartEngine OWNers bonus program for $275 per year, and StartEngine Secondary. We launched StartEngine Secondary on May 18, 2020 and generate revenues by charging trade commissions to the sellers of the shares. To date, StartEngine Secondary has a limited operating history. Through year end 2023, the Company itself as well as twenty-four additional companies are quoted on this platform. In Q3 2023, we established StartEngine Private which provides accredited investors the opportunity to purchase membership interests in funds our SE Funds, which own shares of venture capital backed, late-stage private companies.

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

On June 10, 2019, our subsidiary, StartEngine Primary LLC, was approved for membership as a broker-dealer with FINRA. Since our approval as a broker-dealer, we have experienced increased costs for payroll and training that we believe continue to increase relative to our revenue. We anticipate that this trend will continue into 2024 as the Company explores new avenues for revenue and growth. In addition, in April 2020 we received approval to operate an ATS. StartEngine Primary launched its ATS, branded as “StartEngine Secondary” on May 18, 2020. StartEngine Secondary has a limited operating history, and even though over 400 issuers have signed to be quoted on this platform, only twenty-five companies have been quoted on this platform to date, including the Company itself. Currently, for StartEngine Secondary, we generate revenues by charging trade commissions to the sellers of the shares and we intend to generate revenues by charging a 5% commission to the seller. We expect increased costs due to technology and operations related to the operation of our ATS. We anticipate operating the ATS will initially increase our overall expenses by $50,000 per month. Further, we anticipate receiving increased revenue related to offerings under Regulation A.

In June 2022, we became a reporting company, as a result of which we anticipate higher internal costs related to the increased administrative burden as well as higher professional fees. On August 6, 2023, the Company launched “StartEngine Private”, a venture to provide accredited investors the opportunity to purchase membership interests in series which own shares of VC backed, and generally late-stage private companies. The Company will receive revenue at the price sold to the SE Funds, with the selling cost consisting of the cost basis of the stock purchased by the Company.

We additionally anticipate having to engage and train additional compliance personnel, to better ensure continued compliance with FINRA and SEC and also in order to expand our broker-dealer operations.

Restatement

During preparation for financial reporting related to the year ended December 31, 2023, the Company discovered certain errors in previously reported financial statements for the year ended December 31, 2022. The Company’s management conducted an investigation with the Company’s independent auditors. As a result of this investigation, the Company determined that several accounts required correction to be in accordance with US GAAP. In addition, certain footnotes to such financial statements were required as a result of such changes. Accordingly, the Company made certain corrections to previously reported financial statements for the year ended December 31, 2022, as more fully described below.

The restatement also includes corrections for other errors identified as immaterial, individually and in aggregate, to our consolidated financial statements.

Descriptions of Misstatements

a.	Impairment of warrant compensation: While reviewing the Company’s warrant assets, it was determined that the value of the warrants received as compensation had not been subjected to a Black-Scholes analysis and valuation.

The Company had been impairing the warrants at a flat rate, which was not compliant with GAAP. In reviewing the warrants using Black-Scholes modeling, the company determined that an additional impairment based on a Black Scholes analysis was necessary as the value of the warrants at year end 2022 was overstated. Additionally, an intercompany transaction for the transfer of assets between entities was reversed.
b.	Gross up and impairment of stock compensation: The company had historically performed a flat 33% impairment of shares received as compensation. In reviewing the stock assets, however, it was determined that the certain stocks held had increased in value based on subsequent raises hosted by the Company on its proprietary site. Using the updated offer price per share, the company adjusted the prior raise stock value to the new market value of the stock. Additionally, the Company performed a more comprehensive analysis of the impairment to stock assets held and adjusted the impairment to be in line with the 33% estimated impairment for stocks that did not host an additional capital raise with the Company.
c.	Correction of receivable accounts: While testing the balances of receivable accounts, the company determined that balances included in the accounts receivable, advertising loan and other reimbursable expense asset accounts were uncollectible, and the asset accounts were overstated as of year-end 2022.
d.	Correction of prepaid expense amortization: While testing the beginning balance of prepaid expenses, it was determined that the expense for purchases were incurred, but not properly expensed to the income statement in 2022, resulting in an overstatement of assets and retained earnings.
e.	Correction of liability accounts: While testing the subsequent activity in 2023 for 2022 accounts, it was determined that liability accounts relating to the Company credit card expenses (“Ramp card”), payroll accrual and the bonus payable to employees were not accrued for the correct amount at year end 2022 for the expense incurred in the period. This resulted in an understatement of liability accounts and an overstatement of retained earnings.
f.	Reclassification of contra balance accounts: While reviewing the year-end balance sheet accounts, it was determined that several liability accounts incorrectly held debit or “contra liability” balances from items that should have been expensed in 2022. Additionally, an asset account held a credit or “contra asset” balance at year-end 2022. The result of this error was an understatement of liability accounts and an overstatement of equity accounts.
g.	Reclassification of Collectible assets: While testing the beginning balance of the StartEngine Collectibles assets held for sale, it was determined that artwork had been incorrectly classified as comics, and Wine assets were overstated, resulting in an overstatement of equity and assets.

Description of Restatement Tables

The following tables present the impact of the restatements on our previously reported consolidated balance sheet, statement of operations, and cash flows for the year ended December 31, 2022. The effects to the consolidated statement of stockholders’ equity has not been presented as such changes are reflected in the totals included in the consolidated balance sheet.

Position and Adjusting Entries

The Company has determined that these transactions are not material in the years they occurred and conclude that prior financial reports can be relied upon. The Company’s determination is based on the following: The adjustments do not cause any changes to the previously reported cash balances as of the end of the period in 2022. The adjustments also do not cause any changes to revenues in the prior period. The Company has determined that the adjustments have had little effect on the trend of earnings over the last three years. The Company reported losses in 2021 and 2022 prior to the adjustments and will maintain a loss position in 2023.

Although management concluded that the adjustments to prior year financial statements are not material, management concluded that the Company’s internal control over financial reporting, as defined by Sections 13a-15(f) and 15d-15(f) of the Exchange Act, was not effective as of December 31, 2023. Management has included a reporting on its assessment of internal control over financial reporting, including a description of identified material weaknesses, remediation efforts made, and plans for further remediation in Item 9A, “Controls and Procedures.”

Balance Sheet:

	Year Ended December 31, 2022
	Previously
	Reported	Adjustment	As Restated
Assets:
Cash	$15,460,469	$—	$15,460,469
Marketable Securities	1,856	—	1,856
AR, Net	702,257	(23,585)	678,672	(c)
Other Current Assets	1,953,756	(649,455)	1,304,301	(d) (f)
Total Current Assets	$18,118,338	$(673,040)	$17,445,298

PPE	$109,141	$—	$109,141
Investments - Warrants	1,496,701	(1,289,806)	206,895	(a)
Investments - Stock	6,479,340	1,464,477	7,943,817	(b)
Investment - Collectibles	3,072,227	(87,528)	2,984,699	(g)
Investments - RE	2,136,628	—	2,136,628
Intangible Assets	20,000	—	20,000
Other Assets	66,603	—	66,603
Total Assets	$31,498,978	$(585,897)	$30,913,081

Liabilities:
AP	$(284,371)	$—	$(284,371)
Accrued Liabilities	(1,760,920)	(1,024,580)	(2,785,500)	(e)
Deferred Revenue	(2,715,422)	—	(2,715,422)
Total Current Liabilities	$(4,760,713)	$(1,024,580)	$(5,785,293)

Equity:
Series A Preferred	$(5,286,667)	$—	$(5,286,667)
Series T Preferred	(983,634)	—	(983,634)
Series Seed Preferred	(1,706,756)	—	(1,706,756)
Common Stock	(332)	—	(332)
APIC	(45,639,151)	213,548	(45,425,603)	(f)
NCI	13,251	—	13,251
Retained Earnings	26,865,024	1,396,929	28,261,953
Total Equity	$(26,738,265)	$1,610,477	$(25,127,788)

Statement of Operations:

	Year Ended December 31, 2022
	Previously
	Reported	Adjustment	As Restated

Revenue	$(24,360,685)	$—	$(24,360,685)
Cost of Revenue	6,368,629	682,269	7,050,898	(e)
G&A	8,723,615	881,760	9,605,375	(c) (d)
Sales and Marketing	12,478,887	7,571	12,486,458	(c) (e)
R&D	4,667,593	—	4,667,593
Change in fair value - warrants	169,520	1,289,806	1,459,326	(a)
Impairment - shares	21,863	(1,464,477)	(1,442,614)	(b)
Other Income/Expense	(188,684)	—	(188,684)
Income taxes	63,563	$—	$63,563
Net Loss	$7,944,301	1,396,929	9,341,230

Operating Results

Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

The following table summarizes the results of our operations for the fiscal year ended December 31, 2023 as compared to the fiscal year ended December 31, 2022.

Year Ended December 31,
2023	2022	$ Change

		(Restated)

Revenues	$23,385,998	$24,360,685	$(974,687)

Cost of revenues	8,703,894	7,050,898	1,652,996

Gross profit	14,682,104	17,309,787	(2,627,683)

Operating expenses:
General and administrative	10,207,544	9,605,375	602,169
Sales and marketing	13,013,676	12,486,458	527,218
Research and development	5,779,920	4,667,593	1,112,327
Change in fair value of warrants received for fees	11,409	1,459,326	(1,447,917)
Impairment in value of shares received for fees	2,122,211	(1,442,614)	3,564,825
Total operating expenses	31,134,760	26,776,138	4,358,622

Operating income (loss)	(16,452,656)	(9,466,351)	(6,986,305)

Other expense (income), net:
Other expense (income), net	(144,290)	(188,684)	(44,394)
Total other expense (income), net	(144,290)	(188,684)	(44,394)

Income (loss) before provision for income taxes	(16,308,366)	(9,277,667)	(7,030,699)

Taxes - Other	67,112	63,563	3,549

Net income (loss)	(16,375,478)	(9,341,230)	(7,034,248)
Less: net loss attributable to noncontrolling interest	—	(9,124)	9,124
Net Income (loss) attributable to stockholders	$(16,375,478)	$(9,332,106)	$(7,043,372)

Revenues

Our revenues during the fiscal year ended December 31, 2023 were $23,385,998, which represented a decrease of $974,687, or 4%, from revenues in the same period in 2022. The following are the major components of our revenues during the year ended December 31, 2023 and 2022:

	Year Ended	Year Ended
	Ended December 31,	Ended December 31,
	2023	2022	$ Change
Regulation Crowdfunding platform fees	$11,115,372	$10,278,596	$836,776
Regulation A commissions	919,825	5,421,047	(4,501,222)
StartEngine Premium	2,740,337	2,289,999	450,338
StartEngine Secure	1,426,320	1,286,483	139,837
StartEngine Private	2,709,621	—	2,709,621
OWNers Bonus revenue	4,280,009	4,437,943	(157,934)
Other service revenue	194,514	646,617	(452,103)

Total revenues	$23,385,998	$24,360,685	$(974,687)

The Company experienced mixed results depending on the service or products providing that particular stream of revenue during 2023. While we saw a decrease in a Regulation A commissions and other revenues, including related to the closing of StartEngine Assets, the decrease was muted by both continued growth in platform fees for Regulation CF as well as the introduction of the new StartEngine

Private which began generating revenue in Q4 2023. Specifically, between the year-end December 31, 2023 as compared to the same period in 2022 we saw the following movements in revenue related to our products:

●	Increase in Regulation Crowdfunding platform fees of $836,776 due primarily to higher amounts raised by issuers in Regulation Crowdfunding offerings despite having fewer issuers. Specifically, in 2023, the Company raised approximately $110 million from 277 issuers compared with 2022 raising approximately $102 million from 415 issuers.* Top 5 raises in 2023 raised $20.9 million of the $25 million maximum amount allowable to raise for 5 Regulation CF issuers vs $17.0 million in 2022.
●	Decrease in Regulation A commissions of $4,501,222, due primarily to lower amounts raised in Regulation A offerings for its issuers. Specifically, in 2023, the Company raised approximately $15 million for issuers compared with 2022 raising approximately $60 million for issuers.*
●	Increase in revenues of $139,837 from StartEngine Secure, primarily due to a price increase for our services from $3 per investor to $10 per investor during Q4 2022, which compensated for a slight decrease in number of issuers utilizing the service. As of December 31, 2023, we had 539 companies compared with 570 companies as of December 31, 2022.
●	Increase in StartEngine Premium revenue of $450,338 due primarily to an increase in pricing of StartEngine Premium from $10,000 to $15,000 for issuers signed after Q2 2022.
●	Decrease in StartEngine OWNers Bonus revenue of $157,934 related to fewer sales of OWNers Bonuses during 2022 and continuing into 2023 compared to 2022. OWNers Bonuses are annual packages, which are recognized over 12 months, see Note 2 – “Revenue Recognition” to the accompanying financial statements, and therefore the performance of this product in terms of revenue recognition lags behind actual sales.
●	Decrease in other service revenue of $452,103. Other service revenue includes revenue from StartEngine Assets sales, which recorded sales of $47,773 in 2023 versus $397,715 in 2022.
●	Addition of StartEngine Private revenue of $2,709,621 due to the successful raise of 5 issuances in 2023, the service began in Q4 2023.

*Offerings can span multiple periods and the amount raised during a period is based on the amounts closed on during that period.

Cost of Revenues

Our cost of revenues during the year ended December 31, 2023 was $8,703,894, which represented an increase of $1,652,996, or 23% from the amounts during the same period in 2022 due to increased costs related to due diligence on new issuers, StartEngine no longer passing through credit card costs to new issuers as of Q2 2023 and the addition of selling costs related to StartEngine Private. Our gross margin in the year ended December 31, 2022 decreased to 63% compared to 71% in 2022. This decrease is due to an increase in  employee headcount for further diligence on our issuers and investors, as well as higher transaction costs including escrow fees which the Company bears the cost on behalf of issuers as well as the addition of selling costs related to StartEngine Private, which commenced in Q4 2023 and carries a lower gross margin of approximately 33%.

Operating Expenses

Our total operating expenses during the year ended December 31, 2023 amounted to $31,134,760, which represented an increase of $4,358,622 or 16%, from the expenses in the same period in 2022. The increase in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $602,169 primarily due to the inclusion of amortization expense for the SeedInvest acquisition, which totaled $2,248,963 in 2023. This increase was offset by the decrease in payroll expenses of $1,220,085 as the Company maintained a smaller G&A headcount in 2023 as well as the $350,000 penalty paid in 2022 that was not replicated in 2023.

●	Increase in sales and marketing expenses of $527,218 primarily due to an increase in stock based compensation of $1,950,956 which is granted at a higher strike price of $25 per share compared to prior stock option grants. This increase was offset by a $1,334,544 decrease in marketing advertising expense as the Company focused on reducing expenses.
●	Increase in research and development expenses of $1,112,327 due to increased headcount as the Company focused on enhancing its platform and technology which lead to an increase of payroll and bonus expenses related to research and development of $342,615. Additionally, stock-based compensation increased $719,864 which was granted at a higher strike price of $25 per share compared to prior stock option grants.

Other Expense (Income), net

Our other income, net during the year ended December 31, 2023 amounted to $144,290, which represented cashback earned from our credit cards during the period as well as dividends earn by the company’s Vanguard account holdings and interest earned through the company’s money market accounts. During the same period in 2022 our other income, net was $188,684 which primarily represented cashback earned from our credit cards during that period.

Net Loss (Income)

Net loss attributable to shareholders totaled $16,375,478 for the year ended December 31, 2023, an increase of $7,043,372 compared to a net loss of $9,332,106 recognized during the year ended December 31, 2022. The primary drivers of this increase include the impairment warrants and write down of stock received by the company as compensation of $2,133,620. Additionally, the Company increased stock based compensation for employees by $3,063,977 due to the higher strike price of $25, and amortized the purchase of SeedInvest intangible assets of $2,248,963.

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

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Year Ended
	December 31,
	2023	2022	$ Change
		(Restated)
Net cash used in operating activities	$(8,726,936)	$(6,600,907)	$(2,126,029)
Net cash (used in) provided by investing activities	$393,684	$(1,122,997)	$1,516,681
Net cash provided by financing activities	$5,529,081	$2,184,006	$3,345,075

Our net loss attributable to stockholders during the year ended December 31, 2023 was $16,375,478, as compared to a net loss of $9,332,106 during the year ended December 31, 2022.

Cash used by operating activities for the year ended December 31, 2023 was $8,726,936 as compared to cash used by operating activities of $6,600,907 for the same period in 2022. The increase in cash used by operating activities in 2023 was primarily due to the net loss in the period as well as an increase in impairment expense for investment received for fees of $2,682,055.  This was offset by a $2,248,963 increase in amortization expense of the SeedInvest purchase, $3,063,978 increase in stock-based compensation, and finally $2,201,135 provided from deferred revenue not yet recognized.

Cash received from investing activities for the year ended December 31, 2023 was $393,684, as compared to cash used in investing activities of $1,122,997 in the same period in 2022. The cash used in 2022 relates to the purchase or collectible assets that are sold in our StartEngine Assets offerings and cash received in 2023 relates to the sale of certain collectibles.

Cash provided by financing activities was $5,529,081 and $2,184,006 for the year ended December 31, 2023 and December 31, 2022, respectively. The increase of cash inflow is primarily due to the increase in proceeds from sale of common stock of $3,428,463.

Balance Sheet

The following table summarizes our assets and liabilities as of December 31, 2023 as compared as of December 31, 2022:

	December 31,	December 31,
	2023	2022
		(Restated)
Assets
Current assets:
Cash	$12,656,298	$15,460,469

Marketable securities	1,856	1,856
Accounts receivable, net of allowance	193,696	678,672
Other current assets	720,767	1,304,301
Total current assets	13,572,617	17,445,298

Property and equipment, net	119,723	109,141
Investments - warrants	195,487	206,895
Investments - stock	8,623,212	7,943,817
Investments - Private	4,357,083	—
Investments - Collectibles	2,446,121	2,984,699
Investments - Real Estate	2,136,628	2,136,628
Due from related party	209,190	—
Intangible assets	21,892,192	20,000
Other assets	42,138	66,603
Total assets	$53,594,391	$30,913,081

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$278,691	$284,371
Accrued liabilities	4,456,756	2,785,500
Deferred revenue	3,520,150	2,715,422
Total current liabilities	8,255,597	5,785,293

Total liabilities	8,255,597	5,785,293

The Company’s current assets decreased by $3,872,681 from December 31, 2022 to December 31, 2023. The decrease was primarily driven by a decrease in cash in the amount of $2,756,552 driven by its use in operating activities as well as a decrease in accounts receivable of $484,976 as the Company wrote off uncollectible receivables.

The Company’s long-term assets increased by $26,553,991 from December 31, 2022 to December 31, 2023. This was driven primarily by:

●	A $679,395 increase in stock investments which we earn as part of compensation for raising funds for issuers.
●	A $21,872,192 increase in intangible assets from the purchase of SeedInvest assets less the amortization for the period.
●	A $4,357,083 increase in StartEngine Private assets held.

Current liabilities increased by $2,470,304 which is primarily due to an increase in accrued liabilities of $1,671,256 due to an increase in investor deposits of $1,040,285 as well as an increase of deferred revenue of $804,728 for purchases of OWNers Bonus and StartEngine Secure.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of December 31, 2023, the Company’s current assets were $13,572,617. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Regulation A and Regulation CF offerings.

We have no off-balance sheet arrangements, including arrangements that would affect the liquidity, capital resources, market risk support, and credit risk support or other benefits.

The Company currently has no material commitments for capital expenditures.

We believe we have the cash, marketable securities through future fundraising rounds, other current assets available, revenues, and access to funding that will be sufficient to fund operations until the Company starts generating positive cash flows from normal operations.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting Company as defined by §229.10(f)(1), StartEngine is not required to provide the information under this Item.

33

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of StartEngine Crowdfunding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of StartEngine Crowdfunding, Inc. (the Company) as of December 31, 2023 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Adjustments to Prior Period

We also have audited the adjustments described in Note 1 that were applied to restate the December 31, 2022 financial statements to correct certain errors. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the December 31, 2022 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2022 financial statements taken as a whole.

/s/ Haynie & Company

Haynie & Company (ID #457)

Salt Lake City, Utah

April 15, 2024

We have served as the Company’s auditor since 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of StartEngine Crowdfunding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of StartEngine Crowdfunding, Inc. (the "Company") as of December 31, 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

March 31, 2023

StartEngine Crowdfunding, Inc.

Consolidated Balance Sheets

December 31, 2023

	December 31,	December 31,
	2023	2022
		(Restated)
Assets
Current assets:
Cash	$12,656,298	$15,460,469
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	193,696	678,672
Other current assets	720,767	1,304,301
Total current assets	13,572,617	17,445,298

Property and equipment, net	119,723	109,141
Investments - warrants	195,487	206,895
Investments - stock	8,623,212	7,943,817
Investments - Private	4,357,083	—
Investments - Collectibles	2,446,121	2,984,699
Investments - Real Estate	2,136,628	2,136,628
Due from related party	209,190	—
Intangible assets	21,892,192	20,000
Other assets	42,138	66,603
Total assets	$53,594,391	$30,913,081

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$278,691	$284,371
Accrued liabilities	4,456,756	2,785,500
Deferred revenue	3,520,150	2,715,422
Total current liabilities	8,255,597	5,785,293

Total liabilities	$8,255,597	$5,785,293

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 10,350,000 shares authorized, 9,272,044 and 9,272,044 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectfully, liquidation preference of $5,310,409 and $5,310,409 at December 31, 2023 and December 31, 2022, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 4,950,000 shares authorized, 482,104 and 482,211 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively, liquidation preference of $1,414,172 and $1,414,486 at December 31, 2023 and December 31, 2022, respectively.	983,634	983,634
Series Seed Preferred Stock, par value $0.00001, 10,650,000 shares authorized, 10,240,536 and 10,247,938 and shares issued and outstanding at December 31, 2023 and December 31, 2022, respectfully, liquidation preference of $1,707,990 and $1,707,990 at December 31, 2023 and December 31, 2022, respectively.	1,706,756	1,706,756
Common stock, par value $0.00001, 75,000,000 shares authorized, 34,852,699 and 33,301,662 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively.	343	332
Additional paid-in capital	82,012,075	45,369,702
Noncontrolling interest	(13,251)	(13,251)
Accumulated deficit	(44,637,430)	(28,206,052)
Total stockholders’ equity	45,338,794	25,127,788
Total liabilities and stockholders’ equity	$53,594,391	$30,913,081

See accompanying notes to consolidated financial statements

StartEngine Crowdfunding, Inc.

Consolidated Statement of Operations

December 31, 2023

	Year Ended December 31,
	2023	2022
		(Restated)
Revenues	$23,385,998	$24,360,685

Cost of revenues	8,703,894	7,050,898

Gross profit	14,682,104	17,309,787

Operating expenses:
General and administrative	10,207,544	9,605,375
Sales and marketing	13,013,676	12,486,458
Research and development	5,779,920	4,667,593
Change in fair value of warrants received for fees	11,409	1,459,326
Change in fair value of shares received for fees	2,122,211	(1,442,614)
Total operating expenses	31,134,760	26,776,138

Operating income (loss)	(16,452,656)	(9,466,351)

Other Expense (Income)
Other expense (income), net	(144,290)	(188,684)
Total other expense (income), net	(144,290)	(188,684)

Income (loss) before provision for income taxes	(16,308,366)	(9,277,667)

Taxes - Other	67,112	63,563

Net loss	(16,375,478)	(9,341,230)
Less: net loss attributable to noncontrolling interest	—	(9,124)
Net loss attributable to stockholders	$(16,375,478)	$(9,332,106)

Weighted average loss per share - basic and diluted	$(0.48)	$(0.29)
Weighted average shares outstanding - basic and diluted	34,131,228	32,152,835

See accompanying notes to consolidated financial statements

StartEngine Crowdfunding, Inc.

Consolidated Statements of Stockholders’ Equity

December 31, 2023

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Subscription	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Interest	Deficit	Total
Balance at December 31, 2021	9,272,044	$5,286,667	482,211	$983,852	10,247,938	$1,707,990	32,865,193	$328	$39,246,724	$(367,831)	$(4,127)	$(18,938,969)	27,914,634
Sale of common stock	—	—	—	—	—	—	401,645	4	7,101,429	367,831	—	—	7,469,264
Offering costs (Restated)	—	—	—	—	—	—	—	—	(4,955,461)	—	—	—	(4,955,461)
Conversion to Common Stock	—	—	(107)	(218)	(7,402)	(1,234)	26,897	—	1,452	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	7,927	—	38,035	—	—	—	38,035
Stock compensation expense	—	—	—	—	—	—	—	—	3,993,424	—	—	—	3,993,424
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(9,124)	9,124	—
Net loss (Restated)	—	—	—	—	—	—	—	—	—	—	—	(9,332,106)	(9,332,106)
Balance at December 31, 2022 (Restated)	9,272,044	$5,286,667	482,104	$983,634	10,240,536	$1,706,756	33,301,662	$332	$45,425,603	$—	$(13,251)	$(28,261,951)	25,127,790

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Subscription	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Interest	Deficit	Total
Balance at December 31, 2022	9,272,044	$5,286,667	482,104	$983,634	10,240,536	$1,706,756	33,301,662	$332	$45,425,603	$—	$(13,251)	$(28,261,952)	25,127,789
Sale of common stock	—	—	—	—	—	—	455,261	3	10,162,061	—	—	—	10,162,064
Exercise of stock options	—	—	—	—	—	—	135,776	1	86,389	—	—	—	86,390
Stock compensation expense	—	—	—	—	—	—	—	—	7,057,402	—	—	—	7,057,402
SeedInvest Acquisition	—	—	—	—	—	—	960,000	7	23,999,990	—	—	—	23,999,997
Offering Costs	—	—	—	—	—	—	—	—	(4,719,370)	—	—	—	(4,719,370)
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,375,478)	(16,375,478)
Balance at December 31, 2023	9,272,044	$5,286,667	482,104	$983,634	10,240,536	$1,706,756	34,852,699	$343	$82,012,075	$—	$(13,251)	$(44,637,430)	45,338,794

See accompanying notes to consolidated financial statements

StartEngine Crowdfunding, Inc.

Consolidated Statements of Cash Flows

December 31, 2023

	Year Ended December 31,
	2023	2022
		(Restated)
Cash flows from operating activities:
Net loss attributable to stockholders	$(16,375,478)	$(9,332,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,155	13,090
Amortization	2,248,965	—
Bad debt expense	722,932	638,455
Fair value of warrants received for fees	—	923,238
Fair value of investments - other received for fees	(2,804,606)	(4,216,563)
Change in fair value of warrant investments	11,409	—
Impairment of investments - other received for fees	2,125,211	169,520
Unrealized gain on investments	—	196,534
Stock-based compensation	7,057,402	3,993,424
Changes in operating assets and liabilities:
Accounts receivable	(237,956)	160,760
Other current assets	607,999	2,304,636
StartEngine Private stock purchases	(4,357,083)	—
Due from related parties	(317,007)	—
Accounts payable	(5,680)	(289,469)
Accrued liabilities	1,779,073	233,981
Deferred revenue	804,728	(1,396,407)
Net cash received (used) in operating activities	(8,726,936)	(6,600,907)

Cash flows from investing activities:
Investments - Collectibles purchases, gross	—	(1,058,305)
Investments - Collectibles sales, gross	417,421	—
Purchase of property and equipment	(23,737)	(64,692)
Net cash received (used) in investing activities	393,684	(1,122,997)

Cash flows from financing activities:
Proceeds from sale of common stock	10,162,061	6,733,601
Offering costs	(4,719,370)	(4,587,630)
Proceeds from exercise of employee stock options	86,390	38,035
Non-controlling interest	—	—
Net cash provided by financing activities	5,529,081	2,184,006

(Decrease)in cash and restricted cash	(2,804,171)	(5,539,898)
Cash and restricted cash, beginning of period	15,460,469	21,000,367
Cash and restricted cash, end of period	$12,656,298	$15,460,469

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$67,112	$62,344
Non Cash Investing & Financing Activities
Purchase of SeedInvest Intellectual Property with Common Stock	$23,999,997	$—
Subscription Receivable as part of Common Stock	$—	$367,832

See accompanying notes to consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

StartEngine Crowdfunding, Inc. was formed on March 19, 2014 (“Inception”) in the State of Delaware. The Company was originally incorporated as StartEngine Crowdsourcing, Inc. and changed to the current name on May 8, 2014. The consolidated financial statements of StartEngine Crowdfunding, Inc. (the “Company”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s headquarters are located in Burbank, California.

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

The Company intends to split its designated “Common Stock” and “Preferred Stock” on a 20 for 1 basis as of May 4, 2024.

Business Condition

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

The Company has cash and cash equivalents of approximately $13 million, which its managements believes will cover losses for the foreseeable future. The Company’s management believes that any substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Restatement

During preparation for financial reporting related to the year ended December 31, 2023, the Company discovered certain errors in previously reported financial statements for the year ended December 31, 2022. The Company’s management conducted an investigation with the Company’s independent auditors. As a result of this investigation, the Company determined that several accounts required correction to be in accordance with US GAAP. In addition, certain footnotes to such financial statements were required as a result of such changes. Accordingly, the Company made certain corrections to previously reported financial statements for the year ended December 31, 2022, as more fully described below.

The restatement also includes corrections for other errors identified as immaterial, individually and in the aggregate, to our consolidated financial statements.

Descriptions of Misstatements

a.	Impairment of warrant compensation: While reviewing the Company’s warrant assets, it was determined that the value of the warrants received as compensation had not been subjected to a Black-Scholes analysis and valuation. The Company had been impairing the warrants at a flat rate, which was not compliant with GAAP. In reviewing the warrants using Black-Scholes modeling, the company determined that an additional impairment based on a Black Scholes analysis was necessary as the value of the warrants at year end 2022 was overstated. Additionally, an intercompany transaction for the transfer of assets between entities was reversed.
b.	Gross up and impairment of stock compensation: The company had historically performed a flat 33% impairment of shares received as compensation. In reviewing the stock assets, however, it was determined that the certain stocks held had increased in value based on subsequent raises hosted by the Company on its proprietary site. Using the updated offer price per share, the company adjusted the prior raise stock value to the new market value of the stock. Additionally, the Company performed a more comprehensive analysis of the impairment to stock assets held and adjusted the impairment to be in line with the 33% estimated impairment for stocks that did not host an additional capital raise with the Company.
c.	Correction of receivable accounts: While testing the balances of receivable accounts, the company determined that balances included in the accounts receivable, advertising loan and other reimbursable expense asset accounts were uncollectible, and the asset accounts were overstated as of year-end 2022.
d.	Correction of prepaid expense amortization: While testing the beginning balance of prepaid expenses, it was determined that the expense for purchases were incurred, but not properly expensed to the income statement in 2022, resulting in an overstatement of assets and retained earnings.
e.	Correction of liability accounts: While testing the subsequent activity in 2023 for 2022 accounts, it was determined that liability accounts relating to the Company credit card expenses (“Ramp card”), payroll accrual and the bonus payable to employees were not accrued for the correct amount at year end 2022 for the expense incurred in the period. This resulted in an understatement of liability accounts and an overstatement of retained earnings.
f.	Reclassification of contra balance accounts: While reviewing the year-end balance sheet accounts, it was determined that several liability accounts incorrectly held debit or “contra liability” balances from items that should have been expensed in 2022. Additionally, an asset account held a credit or “contra asset” balance at year-end 2022. The result of this error was an understatement of liability accounts and an overstatement of equity accounts.
g.	Reclassification of Collectible assets: While testing the beginning balance of the StartEngine Collectibles assets held for sale, it was determined that artwork had been incorrectly classified as comics, and Wine assets were overstated, resulting in an overstatement of equity and assets.

Description of Restatement Tables

The following tables present the impact of the restatements on our previously reported consolidated balance sheet, statement of operations, and cash flows for the year ended December 31, 2022. The effects to the consolidated statement of stockholders’ equity has not been presented as such changes are reflected in the totals included in the consolidated balance sheet.

Position and Adjusting Entries

The Company has determined that these transactions are not material in the years they occurred and conclude that prior financial reports can be relied upon. The Company’s determination is based on the following: The adjustments do not cause any changes to the previously reported cash balances as of the end of the period in 2022. The adjustments also do not cause any changes to revenues in the prior period. The Company has determined that the adjustments have had little effect on the trend of earnings over the last three years. The Company reported losses in 2021 and 2022 prior to the adjustments and will maintain a loss position in 2023.

Balance Sheet:

	Year Ended December 31, 2022
	Previously
	Reported	Adjustment	As Restated
Assets:
Cash	$15,460,469	$—	$15,460,469
Marketable Securities	1,856	—	1,856
AR, Net	702,257	(23,585)	678,672	(c)
Other Current Assets	1,953,756	(649,455)	1,304,301	(d) (f)
Total Current Assets	$18,118,338	$(673,040)	$17,445,298

PPE	$109,141	$—	$109,141
Investments - Warrants	1,496,701	(1,289,806)	206,895	(a)
Investments - Stock	6,479,340	1,464,477	7,943,817	(b)
Investment - Collectibles	3,072,227	(87,528)	2,984,699	(g)
Investments - RE	2,136,628	—	2,136,628
Intangible Assets	20,000	—	20,000
Other Assets	66,603	—	66,603
Total Assets	$31,498,978	$(585,897)	$30,913,081

Liabilities:
AP	$(284,371)	$—	$(284,371)
Accrued Liabilities	(1,760,920)	(1,024,580)	(2,785,500)	(e)
Deferred Revenue	(2,715,422)	—	(2,715,422)
Total Current Liabilities	$(4,760,713)	$(1,024,580)	$(5,785,293)

Equity:
Series A Preferred	$(5,286,667)	$—	$(5,286,667)
Series T Preferred	(983,634)	—	(983,634)
Series Seed Preferred	(1,706,756)	—	(1,706,756)
Common Stock	(332)	—	(332)
APIC	(45,639,151)	213,548	(45,425,603)	(f)
NCI	13,251	—	13,251
Retained Earnings	26,865,024	1,396,929	28,261,953
Total Equity	$(26,738,265)	$1,610,477	$(25,127,788)

Statement of Operations:

	Year Ended December 31, 2022
	Previously
	Reported	Adjustment	As Restated

Revenue	$(24,360,685)	$—	$(24,360,685)
Cost of Revenue	6,368,629	682,269	7,050,898	(e)
G&A	8,723,615	881,760	9,605,375	(c) (d)
Sales and Marketing	12,478,887	7,571	12,486,458	(c) (e)
R&D	4,667,593	—	4,667,593
Change in fair value - warrants	169,520	1,289,806	1,459,326	(a)
Impairment - shares	21,863	(1,464,477)	(1,442,614)	(b)
Other Income/Expense	(188,684)	—	(188,684)
Income taxes	63,563	$—	$63,563
Net Loss	$7,944,301	1,396,929	9,341,230

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

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

Investments – stock: Fair value measurements of stocks of private portfolio companies are prices based on a combination of issuer activity and the price of new issuances. The Company, on an annual basis, will review any new offerings from issuers and compare the offering price of the stock in the new issuance compared to the original value of the stock held. The Company will mark the held stock to the new stock price and adjust the carrying value accordingly. If an issuer has not made an offering in the year in review, the company will apply a flat 33% write down to the stock carrying value as a means of estimating the volatility and illiquidity of a privately held stock.

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	195,487	195,487
Investment - stock	381,897	—	8,241,315	8,623,212
Non-Fungible Token ("NFT")	730	—	—	730
	$382,627	$1,856	$8,436,802	$8,821,285

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investments - warrants (Restated)	—	—	206,895	206,895
Investment - stock (Restated)	—	—	7,943,817	7,943,817
Cryptocurrency	16,604	—	—	16,604
Non-Fungible Token ("NFT")	64,472	—	—	64,472
	$81,076	$1,856	$8,150,712	$8,233,644

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the year ended December 31, 2023 and 2022 as it relates to Investments – warrants and Investments – stocks:

Investments-
Warrants
Fair value at December 31, 2022	$206,895
Receipt of warrants	741
Change in fair value of warrants	(12,149)
Fair value at December 31, 2023	$195,487

Investments-
Warrants
Fair value at December 31, 2021	$1,130,133
Receipt of warrants (Restated)	536,088
Change in fair value of warrants (Restated)	(1,459,326)
Fair value at December 31, 2022 (Restated)	$206,895

Investments-
Stocks
Fair value at December 31, 2022	$7,943,817
Receipt of stocks	2,801,296
Change in fair value of stocks	(2,121,901)
Fair value at December 31, 2023	$8,623,212

Investments-
Stock
Fair value at December 31, 2021	$3,923,788
Receipt of stock	2,937,632
Change in fair value of stock (Restated)	1,082,397
Fair value at December 31, 2022 (Restated)	$7,943,817

The following range of variables were used in valuing Level 3 warrant assets during the year ended December 31, 2023 and 2022:

	2023	2022
Expected life (years)	1.42 - 3.58	2.42 - 4.58
Risk-free interest rate	3.84 - 3.84%	3.99 - 3.99%
Expected volatility	36.0 - 102.00%	25.07 - 89.00%
Annual dividend yield	0%	0%
Underlying share values	$0.30 – $100.00	$0.30 – $100.00
Strike Prices	$0.30 – $100.00	$0.30 – $100.00

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

For warrants, the Company also adjusts the expected life of certain warrants to account for potential liquidation events, as well as doubts regarding the ability for the issuer companies to continue as a going concern. The quantitative measure used is based upon Black-Scholes modeling. Significant judgment is required by Management in selecting unobservable inputs, and accordingly a change in the assumptions used for the valuation could cause the value to be significantly different. In general, increases in underlying share prices, expected life and volatility, increase the value of the warrants, whereas decreases would reduce the value.

For Investments – Stock, the primary and most significant unobservable input relates to the share value of the issuers. In all cases, there were sales of the stock to the public through Regulation Crowdfunding, Regulation A, or a Regulation D funding mechanism, but such sales are often not to the level that an active market existed or exists. After the sales, such shares are often illiquid, and a change in valuation is often difficult to determine due to the lack of information available. Information regarding these unobservable inputs could correspondingly change the value of these assets.

Accounts Receivable

Accounts receivable are recorded at the recognized amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance for doubtful accounts as of December 31, 2023 and December 31, 2022 was $179,388 and $370,801, respectively. Bad debt expense for the year ended December 31, 2023 and 2022 was $722,932 and $638,455, respectively.

As of December 31, 2023 the Company had accounts receivable over 90 days totaling $0.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) whether the issuer have made an offering in the current year, (ii) if so, the valuation of the stock in the offering, and (iii) if not, the Company will write down the stock value at a flat 33% rate. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, plus adjustments for gross up, less write downs in accordance with ASC 321-10-35-2. During the year ended December 31, 2023 and 2022, the Company received stock with a cost of $2,801,296 and $2,937,632, respectively, as payment for fees. During the year ended December 31, 2023 and 2022, write down expense related to shares received amounted to $2,121,901 for 2023, and gross up adjustment related to shares received amounted to $1,082,397, respectively.

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

The below is a breakdown of the types of collectibles and their value held as of December 31, 2023:

	Period Ended December 31,	Period Ended December 31,
	2023	2022
		(Restated)
Wine	$278,360	$388,587
Trading Cards	466,484	486,657
Artwork	1,322,942	1,287,378
Comic Books	324,477	704,477
NFT	730	64,472
Watches	53,128	53,128

Total collectibles	$2,446,121	$2,984,699

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

StartEngine has invested $2,136,628 into one residential apartment building in California as of December 31, 2023 which it plans to sell in 2024.

Intangible Assets

Intangible assets are stated at gross cost less accumulated amortization and presented separately from other long-term assets in accordance with ASC 350-30-50-2.

Noncontrolling Interest

The Company presents third party minority interests in subsidiaries in accordance with ASC 810, Consolidation. Under that topic, such minority interests are presented on the Company’s balance sheet within the equity section as noncontrolling interest.

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs of $4,719,370 and $4,955,461 were charged to stockholders’ equity during the year ended December 31, 2023 and 2022, respectively.

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

The Company provides accredited investors the opportunity to purchase membership interests in funds  (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Adviser LLC (“SE Adviser”), which is a subsidiary of the Company that is an investment adviser that qualifies as an Exempt Reporting Adviser under Rule 203(m)-1 under the Investment Advisers Act of 1940. The SE Funds sell their shares in offerings that are exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and specifically Regulation D promulgated thereunder. Such offerings are marketed to accredited investors by the Company’s FINRA-member and SEC-registered broker-dealer subsidiary, StartEngine Primary LLC (“SE Primary”). The Company purchases the private company shares either directly or through other special purpose vehicles and after a certain period of time sells its investment to an SE Fund.  The Company takes principal risk in its acquisition of the private company shares and can recognize gross revenue from their sale to the SE Fund. Revenue can be recognized upon each such transaction with an SE Fund. The Company hosts periodic events, such as summits, and recognizes revenues from ticket sales and sponsorships. Payments from event attendees and event sponsors received prior to each event are deferred and recognized in revenue once the event occurs.

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

The Company’s contracts with customers generally have a term of one year or less. As of December 31, 2023 and 2022, the Company had deferred revenue of $3,520,150 and $2,715,422, respectively, related to performance obligations yet to be fulfilled. The Company had no other customer contract assets.

During the year ended December 31, 2023 and 2022, revenue was made up of the following categories associated with the above described services:

	Year	Year
	Ended December 31,	Ended December 31,
	2023	2022
Regulation Crowdfunding platform fees	$11,115,372	$10,278,596
Regulation A commissions	919,825	5,421,047
StartEngine Premium	2,740,337	2,289,999
StartEngine Secure	1,426,320	1,286,483
StartEngine Private	2,709,621	—
OWNers Bonus revenue	4,280,009	4,437,943
Other service revenue	194,514	646,617

Total revenues	$23,385,998	$24,360,685

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, and certain software subscription fees that are required to provide services to our issuers.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to our website and future product offerings, email and other tools that are utilized for client related services and outreach. During the year ended December 31, 2023 and 2022, research and development costs were $5,779,920 and $4,667,593, respectively.

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

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the year ended December 31, 2023 as the effects would be anti-dilutive. See Note 6 for outstanding stock-options as of December 31, 2023. The weighted average shares outstanding – diluted is calculated as follows for the period ended December 31, 2022:

December 31,
2023
Weighted average shares outstanding - basic	34,852,699
Weighted average shares outstanding - diluted	34,852,699

December 31,
2022
Weighted average shares outstanding - basic	32,152,835
Weighted average shares outstanding - diluted	32,152,835

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Marketable Securities

Marketable securities consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Common stock	$1,856	$1,856
	$1,856	$1,856

Unrealized gain during the year ended December 31, 2023 and 2022 were $0 and $0, respectively.

Investments – Warrant Assets

Equity warrants, as described in Note 2, are equity warrants received for services provided. The warrants are valued on the date they are earned in accordance with revenue recognition criteria and again at each reporting date.

Investments – Stock

Investments - stock, as described in Note 2, consist of shares the Company holds in various companies that launched on its platform received in exchange for services provided. The shares are recorded at cost and adjusted to the value of the stock price in an issuance within the current year or written down 33% if there is no issuance in the current year.

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	December 31, 2023	December 31, 2022
Computer equipment	$160,784	$137,048
Software	3,753	3,753
Total property and equipment	164,537	140,801
Accumulated depreciation	(44,814)	(31,660)
	$119,723	$109,141

Depreciation expense for the year ended December 31, 2023 and 2022 was $13,155 and $13,090, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangibles – Seedinvest

On May 5, 2023, StartEngine Crowdfunding, Inc. (“StartEngine”) completed its purchase of substantially all of the assets of the SeedInvest business as conducted by Circle Internet Financial Limited through its subsidiary Pluto Holdings, LLC, a Delaware limited liability company (“Pluto Holdings”) and through SI Securities, LLC, a New York limited liability company (“SI Securities”), and SeedInvest Technology, LLC, a New York limited liability company, each a wholly-owned subsidiary of Pluto Holdings (“SeedInvest Technology,” collectively, with the assets acquired from Pluto Holdings and SI Securities, “SeedInvest”). The total consideration for the purchase is 960,000 shares of StartEngine’s common stock, which based on StartEngine’s previous Regulation A offering price of $25 per share would be valued at $24 million. The acquisition included intellectual property including the customer list of SI Securities as well as other digital assets.

The Company adheres to the provisions of ASC 350 - Goodwill concerning the valuation and presentation of intangible assets. The Company determined the useful life of 7 years for the purchased assets based on historical investment data for users of the StartEngine platform. In 2023, the Company received investments from users with accounts created from 2015-2023 and have seen a continuation of that trend in to 2024. As the Company continues to provide new offerings and work on outreach to users, we believe that this purchase will maintain its useful life for the duration.

As of December 31, 2023, the gross carrying amount of the purchase was $24,121,040, accumulated amortization is $2,248,848 and the estimated aggregate amortization for the five succeeding fiscal years is $17,229,314.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2023, the Company has authorized the issuance of 25,950,000 shares of our preferred stock with par value of $0.00001. Of these authorized shares, 10,350,000 are designated as Series A, 4,950,000 are designated as Series T, and 10,650,000 are designated as Series Seed.

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

Common Stock

As of December 31, 2023 we had authorized the issuance of 25,000,000 shares of our common stock with par value of $0.00001. As described in Note 1, concurrently with a stock split, we increased the authorized shares of common stock to 75,000,000.

During the year ended December 31, 2023, the Company sold 570,037 shares of common stock through its Regulation A offering for gross proceeds of $10,162,061 and incurred offering costs of $4,719,370.

During the year ended December 31, 2022, the Company sold 401,645 shares of common stock through its Regulation A offering for gross proceeds of $6,733,601 and incurred offering costs of $4,587,630.

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

The Company valued options granted under the 2015 Plan under ASC 718 using the Black-Scholes pricing model. The granted options in 2023 and 2022 have exercise prices ranging from $4.33 to $25.00, generally vest over four years and expire in ten years. The stock options granted during the year ended December 31, 2023 and 2022 were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

	2023	2022
Expected life (years)	6.5	6.5
Risk-free interest rate	3.6%	2.5%
Expected volatility	45.7%	45.7%
Annual dividend yield	0%	0%

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

A summary of the Company’s stock option activity and related information is as follows.

			Weighted
		Weighted	average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term
Outstanding at December 31, 2021	7,079,833	$2.36	6.50
Granted	1,300,562	14.59
Exercised	(7,927)	3.60
Expired/Cancelled	(771,008)	8.29
Outstanding at December 31, 2022	7,601,460	$3.99	6.50
Granted	2,278,846	19.80
Exercised	(133,805)	0.55
Expired/Cancelled	(459,057)	14.36
Outstanding at December 31, 2023	9,287,444	$3.99	6.50
Exercisable at December 31, 2023	6,152,481	$2.76	6.50
Vested and expected to vest at December 31, 2023	9,287,444	$3.99	6.50

The weighted average grant date fair values of options granted during the years ended December 31, 2023 and 2022 were $19.80 and $14.59 per option, respectively. The Company’s fair market value is based on the offering price in its Regulation A offerings at the time of grant. During the years ended December 31, 2023 and 2022, employees exercised their vested options to purchase 133,805 and 7,927 shares of common stock, and the Company received aggregate exercise proceeds of $86,390 and $38,035, respectively. The intrinsic value of the options exercised was $3,394,400 during the year ended December 31, 2023.

Stock option expense for the years ended December 31, 2023 and 2022 was $7,057,401 and $3,993,424, respectively, and are included within the consolidated statements of operations as follows:

	2023	2022
Cost of revenues	$743,087	$185,568
General and administrative	1,220,932	1,327,114
Sales and marketing	4,001,941	1,994,852
Research and development	1,091,441	485,890
Total	$7,057,401	$3,993,424

At December 31, 2023, the total compensation cost related to nonvested awards not yet recognized was approximately $20,229,215 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 2.74 years.

NOTE 8 – INCOME TAXES

The provision for income tax expense (benefit) consists of the following:

Current income tax expense (benefit)	-
Deferred income tax expense (benefit)	-
Total income tax expense (benefit)	-

Effective Rate Reconciliation:

Pre-Tax income (loss)	(16,308,366)

The U.S. Federal Statutory Tax Rate for 2023 is 21%. The reconciliation of the expected income tax expense (benefit)

and the actual income tax expense (benefit) is as follows:

Expected Federal income tax expense (benefit)	(3,424,757)	21.00%
State income tax expense (benefit)	(1,141,586)	7.00%
Stock option compensation	926,072	-5.68%
Section 162(m) Limitation	364,000	-2.23%
Other permanent differences	(3,577)	0.02%
Prior Year True-Up Adjustments	(3,117,890)	19.12%
Change in Valuation Allowance	6,397,738	-39.23%
Total income tax expense (benefit)	-

The Company has U.S. Federal net operating loss (NOL) carryovers of $17,516,800.

Under the Tax Cuts and Jobs Act (TCJA), Federal NOL's incurred in taxable years beginning in 2018 and later have an indefinite carryforward period, but the use of the NOL carryover is limited to 80% of taxable income in the subsequent year. Federal NOL Carryovers incurred prior to 2018 expire after 20 years. The Company has $2,217,168 of Federal NOL carryovers incurred prior to 2018 which begin to expire in 2036. The Company has NOL carryovers in California of $25,412,005 which begin to expire in 2034. NOL carryovers and capital loss carryovers are a benefit to the Company in the form of future tax savings and such carryovers are recorded as deferred tax assets, subject to a valuation allowance.

Net deferred income tax assets (liabilities) are comprised of the following:

	2023	2022
Deferred tax assets (liabilities)
Net Operating Loss Carryovers	5,457,368	2,987,090
Credit Carryovers	2,127,544	-
Capitalized Reserch and Development	1,752,064	-
Reserves and Allowances	50,229	22,195
Capital Loss Carryover	21,557	-
Depreciation	1,922	3,662
Deferred Tax Assets	9,410,684	3,012,947
Less: Valuation Allowance	(9,410,684)	(3,012,947)
Net Deferred Tax Assets	-	-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after December 31, 2023 through April 15, 2024.

The Company settled arbitration with a previous issuer as mentioned in Item 3. Legal Proceedings in February 2024 for a total of $2,100,000 of which the Company was responsible for $200,000 and the remaining $1,900,000 was reimbursed through an insurance policy.

On March 13, 2024, the Board of Directors voted unanimously for a twenty-for-one stock split of the Company’s outstanding shares of common stock. Stockholders of record at the close of business May 4, 2024 will own twenty shares for every one share owned as of the split date.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

(a) Dismissal of Independent Accounting Firm

On May 30, 2023, the board of directors (the “Board”) of StartEngine Crowdfunding, Inc. (the “Company”) approved the dismissal of BF Borgers CPA PC (“Borgers”) as the Company’s independent accounting firm, effective immediately.

Borgers’ audit reports on the Company’s financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to any uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2022 and December 31, 2021 and the subsequent interim period preceding such dismissal, (i) there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Borgers’ satisfaction, would have caused Borgers to make reference to the matter in their report, and (ii) there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company has provided Borgers with a copy of this Current Report on Form 8-K and requested that it provide the Company with a letter addressed to the SEC indicating whether or not Borgers agrees with the disclosures contained herein and, if not, the respects in which it is not in agreement. A copy of Borgers’ letter, dated June 2, 2023 is filed as Exhibit 16.1 to this Current Report on Form 8-K.

(b) Appointment of Independent Accounting Firm

On May 30, 2023, the Board approved the appointment of Haynie & Company (“Haynie”) as the Company’s new independent accounting firm. During the two fiscal years ended December 31, 2022 and the subsequent interim period preceding such appointment, neither the Company nor anyone acting on its behalf has consulted with Haynie regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Haynie concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” or “reportable event” (as each term is defined in Item 304(a)(1)(iv) and (v) of Regulation S-K, respectively).

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, who is also our principal financial officer, has evaluated as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act). The Company’s internal control over financial reporting includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

• Provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 due to a material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

• Material asset and liability general ledger accounts were not reconciled to support schedules;

• Investment securities were not counted or reconciled to detail records;

• Stock and warrants held as investments were not valued using fair value accounting or cost method less adjustments for estimated impairments (stock investments) or using a modified Black-Scholes option pricing model (warrant investments) per the Company’s stated policies. Also, period end procedures did not include revaluing investments under Company policies and the inclusion of sufficient detail in the support schedules and general ledger accounts to draft financial statement disclosures that properly list investments in the fair value hierarchy, reconcile changes in level 3 investments, and present that variables used in valuing investments;

• Financial spreadsheets used to support prepaid assets lacked adequate review and were susceptible to formula and manual input errors; and

• Payroll was recorded on a cash basis, rather than an accrual basis, during the fiscal year.

A description of the Company’s ongoing remediation process is provided below in “Changes in Internal Control over Financial Reporting.”

The Company’s registered public accounting firm has not provided an attestation report on the Company’s internal control over financial reporting as of December 31, 2023, because the Company is an emerging growth company as defined by SEC Rule 405 of the Securities Act of 1933, as amended, and Rule 12b-2 of the Exchange Act.

For a complete description of errors in the Company’s previously reported financial statements for the fiscal year ended December 31, 2022, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement.”

Changes in Internal Control Over Financial Reporting

During preparation for financial reporting related to the year ended December 31, 2023, and based on review from the auditors, the Company discovered certain material weaknesses, described above, that resulted in errors in its previously reported financial statements for the year ended December 31, 2022. Accordingly, the Company made certain corrections to previously reported financial statements for the year ended December 31, 2022, and determined that a restatement based on the corrections made was not necessary, however it has been noted in the 2023 financial statements. Management continues to evaluate the material weakness discussed above, has created a remediation plan that it has already begun implementing and continues to finalize that plan's implementation. Specifically, management enhanced the Company’ internal controls regarding the review and preparation of financial statements by adding enhanced procedures for the review of account balances and assessing collectible accounts receivables as well as a process for annual revaluation of the Company’s stocks and warrants. Additionally, the Company has added additional accounting software to assist with more accurate financial reporting for future periods. In addition, we have corrected the deficiency discovered during our annual audit process prior to the filing of this annual report.

However, assurance as to when all remediation efforts will be complete cannot be provided and the material weakness cannot be considered remedied until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management cannot provide assurances that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weakness identified or to avoid potential future material weaknesses.

Item 9B. Insider Trading Arrangement

(a) None.

(b). None of the Company’s officers or directors have entered into a contract, established a plan, or issued instructions that provides for the purchase or sale of any equity securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

As of April 15, 2024, our directors, executive officers and significant employees were as follows:

			Term of Office (if	Approximate hours
			indefinite, give date	per week (if
Name	Position	Age	appointed)	part-time)/full-time
Executive Officers:
Howard Marks	CEO	61	January 1, 2014, Indefinitely	Full-time
Johanna Cronin	Chief Marketing Officer	35	March 2014, Indefinitely	Full-time
Jonathan Reyes	Chief Compliance Officer	37	March 2020, Indefinitely	Full-time
Allen Jebsen (1)	SVP, Fundraising	32	March 2019-April 2024 (1)	Full-time
Joshua Amster	VP, Fundraising	33	July 2016, Indefinitely	Full-time
Hunter Strassman	VP, Finance	32	October 2021, Indefinitely	Full-time
Joseph Mathews	VP, Engineering	51	March 2019, Indefinitely	Full-time

Directors:
Howard Marks	Director	61	April 17, 2014, Indefinitely
Ronald Miller	Director and Chairman	61	April 17, 2014, Indefinitely

Significant Employees:
N/A

(1)	Allen Jebsen left StartEngine on April 4, 2024

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

Corporate Governance

Board Committees and Nominations

The Company does not have a standing nominating, compensation, or audit committee, and does not have an audit committee financial expert. Due to the size of our Board of Directors, the entire Board performs the functions of these committees. We do not believe that our Board of Directors needs to appoint such committees or an audit committee financial expert because the low volume of matters that come before our Board permits the directors to give sufficient time and attention to such matters. There is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not required to have such committees since the Company’s stock is not listed on a national securities exchange.

The Board has not implemented a policy regarding the consideration of any director candidates recommended by stockholders because the Company is closely held and controlled by the Board members and certain stockholders as disclosed in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

This section describes the material elements of the compensation awarded to, earned by, or paid to our Chief Executive Officer, Howard Marks, and our three most highly compensated executive officers (other than our Chief Executive Officer), Johanna Cronin, Chief Marketing Officer, Joshua Amster, VP, Fundraising, and Allen Jebsen, SVP, Fundraising, for our fiscal year ended December 31, 2023.

							Nonqualified
						Nonequity	deferred
Name and				Stock	Option	incentive plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position		($)	($)(1)	($)	($)(1)(2)(3)	($)	($)	($)	($)
Howard Marks, Chief Executive Officer	2023	$745,000	$—	$—	$2,500,000	$—	$—	$—	$3,245,000
	2022	$645,000	$—	$—	$1,895,160	$—	$—	$—	$2,540,160
Allen Jebsen, VP of Sales	2023	$100,000	$329,611	$—	$1,250,000	$—	$—	$—	$1,679,611
	2022	$100,000	$358,035	$—	$252,688	$—	$—	$—	$710,723
Josh Amster, VP of Sales	2023	$100,000	$306,608	$—	$1,250,000	$—	$—	$—	$1,656,608
	2022	$100,000	$422,180	$—	$252,688	$—	$—	$—	$774,868
Johanna Cronin, Chief Marketing Officer	2023	$350,000	$—	$—	$1,250,000	$—	$—	$—	$1,600,000
	2022	$300,000	$—	$—	$252,688	$—	$—	$—	$552,688
(1)

Options, if any, have not yet been granted for fiscal year 2023, but options have been granted in 2023 for the 2022 fiscal year. Stock option grants awarded for 2023 performance remain subject to Board approval.

(2)

Amounts reflect the aggregate grant date fair value of the options granted in 2023 and 2022, computed in accordance with Financial Accounting Standards Board ASC Topic 718 (ASC 718). This amount does not reflect the actual economic value realized by the officer.

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

Amended and Restated 2015 Equity Incentive Plan

In May 2015, the Company established the 2015 Equity Incentive Plan which was approved by the Company’s Board and by stockholders in June 2015. The 2015 Equity Incentive Plan authorized the issuance of 3,000,000 shares of common stock. In December 2015, the 2015 Plan was amended to increase the number of shares authorized for issuance under the Plan from 1,000,000 to 2,030,000, further amended in September 2020 to increase the number of shares from 2,030,000 to 2,530,000, and then further amended in July 2021 to increase the number of shares under the plan on a post- split basis to 7,590,000 shares. The Company amended and restated the Plan in 2023 to increase the number of shares of Common Stock reserved for issuance by 4,000,000. As of March 18, 2023, there are 11,590,000 shares available under the plan. The Amended and Restated 2015 Equity Incentive Plan permits us to provide equity-based compensation in the form of stock options, restricted stock units, unrestricted stock and other stock bonus awards and performance compensation awards.

The Amended and Restated 2015 Equity Incentive Plan is administered by our Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the Amended and Restated 2015 Equity Incentive Plan cannot exceed ten years. As of December 31, 2023, the Plan had 1,518,797 shares of Common Stock reserved for issuance.

Subject to effectuation of the Company’s proposed twenty-for-one (20-for-1) stock split, the Plan would have 16,895,940  shares available for issuance as of May 4, 2024, at the earliest.

Employment Agreements with Key Executives

We entered into an employment agreement Mr. Marks, our CEO, with an effective date of January 1, 2024. The agreement is for two years, and will automatically renew for an additional one year period, unless either party gives notice more than sixty days prior to the initial term date of the agreement or each renewal period. The agreement provides that Mr. Marks’ base salary will be $745,000. Mr. Marks is eligible to participate in all employee bonus plans of company, if any. Mr. Marks is also entitled receive bonuses (a) in an amount up to 100% of his base salary if the Company achieves its revenue goals of $30 million. The bonus goal for 2025 fiscal year will be set and approved by the Board in December 2024. Mr. Marks will also receive 100,000 stock options exercisable at $25.00 per share and vesting over four (4) years.

Compensation and Insider Participation

During 2023, the Company did not have a compensation committee or any other committee performing equivalent functions of a compensation committee. Howard Marks, our Chief Executive Officer, in his capacity as a director, participated in deliberations of the Board concerning executive officer compensation and was employed by the Company.

Director Compensation

There is currently no agreement or arrangement to pay any of our directors for their services as directors.

Outstanding Equity Awards at Fiscal Year-End

Option awards						Stock awards
								Market	Equity	Equity incentive
				Equity incentive				value of	incentive	plan awards:
				plan awards:				shares or	plan awards:	market
				number			Number	units of	number of	or payout
		Number of	Number of	of securities			of shares	stock	unearned	value of
		securities	securities	underlying	Option		or units	that have	shares, units or	unearned
		underlying	underlying	unexercised	exercise		of stock	not	other rights that	shares, units or
		unexercised	unexercised	unearned	price	Option	that have	vested	have not	other rights that
	Grant	options - (#)	options - (#)	options		expiration	not vested		vested	have not vested
Name	date	exercisable	unexercisable	(#)	($)	date	(#)	($)	(#)	($)
Howard Marks, Chief Executive Officer	1/13/2018	300,000	—	—	0.264	1/13/2028	—	—	—	—
	12/16/2020	265,833	34,167	—	4.333	12/16/2030	—	—	—	—
	1/1/2022	186,458	113,542		13.5	1/1/2032	—	—	—	—
Allen Jebsen, SVP, Fundraising	6/14/2016	30,000	—	—	0.097	6/14/2026	—	—	—	—
	2/7/2017	30,000	—	—	0.097	2/7/2027	—	—	—	—
	1/18/2018	75,000	—	—	0.264	1/18/2028	—	—	—	—
	8/31/2018	150,000	—	—	1.667	8/31/2028	—	—	—	—
	4/24/2019	150,000	—	—	2.500	4/24/2029	—	—	—	—
	1/2/2020	150,000	—	—	2.500	1/2/2030	—	—	—	—
	12/16/2020	66,458	8,542	—	4.333	12/16/2030	—	—	—	—
	1/1/2022	24,861	15,139	—	13.5	1/1/2032	—	—	—	—
	4/18/2023	14,687	35,313	—	25.0	4/18/2033	—	—	—	—
Josh Amster, VP, Fundraising	2/16/2016	11,474	—	—	0.097	2/16/2026	—	—	—	—
	1/1/2017	30,000	—	—	0.097	1/1/2027	—	—	—	—
	1/1/2018	75,000	—	—	0.264	1/1/2028	—	—	—	—
	7/6/2018	150,000	—	—	1.667	7/6/2028	—	—	—	—
	4/24/2019	150,000	—	—	2.500	4/24/2029	—	—	—	—
	1/2/2020	150,000	—	—	2.500	1/2/2030	—	—	—	—
	12/16/2020	66,458	8,542	—	4.333	12/16/2030	—	—	—	—
	1/1/2022	24,861	15,139	—	13.5	1/1/2032	—	—	—	—
	4/18/2023	14,687	35,313	—	25.0	4/18/2033	—	—	—	—
Johanna Cronin, Chief Marketing Officer	6/15/2015	695,872	—	—	0.083	6/15/2025	—	—	—	—
	2/7/2017	150,000	—	—	0.097	2/7/2027	—	—	—	—
	1/18/2018	30,000	—	—	0.264	1/18/2028	—	—	—	—
	1/13/2018	60,000	—	—	0.264	1/13/2028	—	—	—	—
	5/15/2019	150,000	—	—	2.500	5/15/2029	—	—	—	—
	1/2/2020	75,000	—	—	2.500	1/2/2030	—	—	—	—
	4/23/2019	150,000	—	—	2.500	4/23/2029	—	—	—	—
	12/16/2020	66,458	8,542	—	4.333	12/16/2030	—	—	—	—
	1/1/2022	24,861	15,139	—	13.5	1/1/2032	—	—	—	—
	4/18/2023	14,687	35,313	—	25.0	4/18/2033	—	—	—	—

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

For the years ended December 31, 2023 and 2022, no members of our board of directors received compensation in their capacity as directors.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets out certain information with respect to the beneficial ownership of the voting securities of the Company, as of April 15, 2024, for:

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

		Amount	Amount
		and	and
		nature of	nature of
	Name and address	beneficial	beneficial		Percent of
Title of class	of beneficial owner	ownership	ownership acquirable		Class (2)
Common Stock	Howard Marks (1)(4)	8,975,623	600,000	(5)	25.75%
			752,291	(6)	28.53	%(3)
Common Stock	The Ronald David Miller Trust U/A 08/04/2020 (Ron Miller) (1)	3,733,803	300,000	(5)	10.71%
			150,000	(6)	11.85	%(3)
Common Stock	SE Agoura Investment LLC (7)	151,032	9,148,309	(5)	0.43%
					21.13	%(3)
Common Stock	The Lee Miller Trust UA 09/05/2020 (Lee Miller)	3,733,803	300,000	(5)	10.71%
			150,000	(6)	11.85	%(3)
Common Stock	All executive officers and directors as a group (8 members including Howard Marks and Ron Miller)(1)	12,733,613	900,000	(5)	36.54%
			4,451,771	(7)	44.98%
Preferred Stock	Howard Marks (4)	600,000			3.00%

Preferred Stock	The Ronald David Miller Trust U/A 08/04/2020 (Ron Miller)(1)	300,000			1.50%

Preferred Stock	SE Agoura Investment LLC (7)	9,148,309			45.75%

Preferred Stock	The Lee Miller Trust UA 09/05/2020 (Lee Miller)	300,000			1.50%

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o StartEngine Crowdfunding, Inc., 4100 W Alameda Ave., Suite 300, Burbank, California 91505
(2)	Based on 34,852,699 shares of Common Stock, 19,994,684 shares of Preferred Stock outstanding.
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

(4)

These shares are held by Howard E. Marks Living Trust U/A Dated 12/21/2001 (Howard Marks) and does not include the 999,360 shares held by the Marks Irrevocable Trust for the benefit of Mr. Marks’ family.

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

Item 13.Certain Relationships and Related Transactions, and Director Independence

Except as otherwise indicated herein, there have been no related party transactions or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

The Company is currently owed $180,440 from StartEngine Collectibles LLC in relation to the fees associated with initiating and selling collectible assets since the inception of the fund.

Director Independence

As of the date of this Form 10-K, the Company does not have any independent directors under the corporate governance rules of The Nasdaq Stock Market LLC (Nasdaq).

Item 14.Principal Accountant Fees and Services

The following is a summary of fees paid to the Company’s independent accountant for services rendered.

	For the year ended
	December 31, 2023 (1)	December 31, 2022 (2)
Audit fees (3)	$100,000	$129,300
Audit-related fees (4)	$0	$0
Tax fees (5)	$—	$8,100
All other fees (6)	$0	$0
Total fees	$100,000	$137,400

(1)	The Company engaged Hainey & Company as the Company’s independent accounting firm for the fiscal year ending December 31, 2023 on May 30, 2023.
(2)	BF Borgers CPA PC was the Company’s independent accounting firm until May 30, 2023.
(3)	Audit fees consist of the fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.
(4)	Audit-related fees consist of the fees billed in each of the last two fiscal year for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”
(5)	Tax fees comprise fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. These services include tax preparation for fiscal year 2023 and tax preparation for fiscal year 2022.
(6)	All other fees comprise fees for products and services provided by the principal accountant other than those specified in audit, audit-related and tax fees.

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

All of the services of Haynie & Company for 2023, and Borgers & Associates LLC for 2022, described above were pre-approved by the Board.

PART IV

Item 15.Exhibit and Financial Statement Schedules

1.	Financial Statements

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-1 to F-24 of this annual report on Form 10-K

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.	Exhibits (including those incorporated by reference).

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	1-A	024-11487	2.1	July 13, 2021
3.2	Amended and Restated Bylaws	1-A	024-11177	2.2	March 12, 2020
4.1	Second Amended and Restated Investors’ Rights Agreement	1-A	024-11177	3.1	March 12, 2020
10.1	Amended and Restated 2015 Equity Incentive Plan	1-A	024-11806	6.1	February 13, 2023
10.2+*	Employment Agreement effective as of January 1, 2024 (Howard Marks)					X
10.3	Asset Purchase Agreement	8-K	000-56415	99.2	November 28, 2022
31.1	Certification of the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 #	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
+	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to the instructions to Item 601(a) of Regulation S-K.

#

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARTENGINE CROWDFUNDING, INC.
(Registrant)
Date: April 15, 2024
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard Marks
Howard Marks, Chief Executive Officer, principal financial
officer, principal accounting officer and Director
Date: April 15, 2024

/s/ Ronald Miller
Ronald Miller, Director and Chairman
Date: April 15, 2024