Form 10-Q
period 2024-03-31
STARTENGINE CROWDFUNDING, INC.
filed 2024-05-15
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 697,863,880 shares of Common Stock, par value $0.00001 per share, of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023

Assets
Current assets:
Cash	$10,635,656	$12,656,298
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	264,651	193,696
Other current assets	936,540	720,767
Total current assets	11,838,703	13,572,617

Property and equipment, net	119,464	119,723
Investments - warrants	195,487	195,487
Investments - stock	8,957,321	8,623,212
Investments - Private	4,537,608	4,357,083
Investments - Collectibles	2,448,535	2,446,121
Investments - Real Estate	2,136,628	2,136,628
Due from related party	209,190	209,190
Intangible assets	21,035,049	21,892,192
Other assets	42,138	42,138
Total assets	$51,520,123	$53,594,391

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$285,418	$278,691
Accrued liabilities	3,831,442	4,456,756
Deferred revenue	3,217,760	3,520,150
Total current liabilities	7,334,620	8,255,597

Total liabilities	$7,334,620	$8,255,597

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 207,000,000 shares authorized, 185,440,880 and 185,440,880 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectfully, liquidation preference of $5,310,409 and $5,310,409 at March 31, 2024 and December 31, 2023, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 99,000,000 shares authorized, 9,642,080 and 9,642,080 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively, liquidation preference of $1,414,172 and $1,414,486 at March 31, 2024 and December 31, 2023, respectively.	983,634	983,634
Series Seed Preferred Stock, par value $0.00001, 213,000,000 shares authorized, 204,810,720 and 204,810,720 and shares issued and outstanding at March 31, 2024 and December 31, 2023, respectfully, liquidation preference of $1,707,990 and $1,707,990 at March 31, 2024 and December 31, 2023, respectively.	1,706,756	1,706,756
Common stock, par value $0.00001, 1,500,000,000 shares authorized, 697,053,980 and 697,053,980 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	6,973	6,971
Additional paid-in capital	84,872,740	82,005,447
Noncontrolling interest	(13,251)	(13,251)
Accumulated deficit	(48,658,016)	(44,637,430)
Total stockholders’ equity	44,185,503	45,338,794
Total liabilities and stockholders’ equity	$51,520,123	$53,594,391

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenues	$9,757,597	$5,240,039

Cost of revenues	4,797,451	1,655,967

Gross profit	4,960,146	3,584,072

Operating expenses:
General and administrative	2,641,364	1,879,509
Sales and marketing	3,898,419	2,656,824
Research and development	2,041,320	1,138,408
Change in fair value of shares received for fees	384,746	—
Total operating expenses	8,965,849	5,674,741

Operating income (loss)	(4,005,703)	(2,090,669)

Other Expense (Income)
Other expense (income), net	(8,687)	(37,260)
Total other expense (income), net	(8,687)	(37,260)

Income (loss) before provision for income taxes	(3,997,016)	(2,053,409)

Taxes - Other	23,570	6,508

Net loss	(4,020,586)	(2,059,917)
Less: net loss attributable to noncontrolling interest	—	—
Net loss attributable to stockholders	(4,020,586)	$(2,059,917)

Weighted average loss per share - basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding - basic and diluted	697,263,880	669,479,540

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2022	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	666,033,240	$6,660	$45,418,943	$(13,251)	$(28,261,951)	25,127,458
Sale of common stock	—	—	—	—	—	—	1,184,700	12	1,124,508	—	—	1,124,520
Offering costs	—	—	—	—	—	—	—	—	(770,651)	—	—	(770,651)
Exercise of stock options	—	—	—	—	—	—	2,261,600	23	20,971	—	—	20,994
Stock compensation expense	—	—	—	—	—	—	—	—	897,634	—	—	897,634
Net loss	—	—	—	—	—	—	—	—	—	—	(2,059,917)	(2,059,917)
Balance at March 31, 2023	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	669,479,540	$6,695	$46,691,405	$(13,251)	$(30,321,868)	24,340,038

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2023	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	697,085,900	$6,971	$82,005,447	$(13,251)	$(44,637,430)	45,338,794
Sale of common stock	—	—	—	—	—	—	177,980	2	201,124	—	—	201,126
Stock compensation expense	—	—	—	—	—	—	—	—	2,666,169	—	—	2,666,169
Net loss	—	—	—	—	—	—	—	—	—	—	(4,020,586)	(4,020,586)
Balance at March 31, 2024	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	697,263,880	$6,973	$84,872,740	$(13,251)	$(48,658,016)	44,185,503

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss attributable to stockholders	$(4,020,586)	$(2,059,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,273	3,273
Amortization	857,143	—
Fair value of warrants received for fees	—	(741)
Fair value of investments - other received for fees	(718,855)	(749,631)
Impairment of investments - other received for fees	384,746	—
Stock-based compensation	2,666,169	897,634
Changes in operating assets and liabilities:
Accounts receivable	(70,955)	(483,630)
Other current assets	(215,773)	459,473
StartEngine Private stock purchases	(180,525)	—
Accounts payable	6,727	(172,964)
Accrued liabilities	(625,314)	(424,611)
Deferred revenue	(302,390)	442,634
Net cash received (used) in operating activities	(2,216,340)	(2,088,480)

Cash flows from investing activities:
Investments - Collectibles sales, gross	(2,414)	170,040
Purchase of Intangible Assets	—	(121,040)
Purchase of property and equipment	(3,014)	(4,209)
Net cash received (used) in investing activities	(5,428)	44,791

Cash flows from financing activities:
Proceeds from sale of common stock	201,126	1,124,509
Offering costs	—	(770,651)
Proceeds from exercise of employee stock options	—	20,971
Net cash provided by financing activities	201,126	374,829

(Decrease)in cash and restricted cash	(2,020,642)	(1,668,861)
Cash and restricted cash, beginning of period	12,656,298	15,460,469
Cash and restricted cash, end of period	$10,635,656	$13,791,608

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$23,570	$6,507

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

The Company has cash and cash equivalents of approximately $10.6 million, which its management believes will cover losses for the foreseeable future. The Company’s management believes that any substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

On May 6, 2024, StartEngine Crowdfunding Inc. split its designated “Common Stock” and “Preferred Stock” on a 20 for 1 basis. The total number of shares of Common Stock that the Company is authorized to issue was increased to 1,500,000,000 shares after the split. The total number of shares of Preferred Stock that the Company is authorized to issue was increased to 519,000,000 after the split. Accordingly, all share and per share amounts for all periods presented in the condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP. The condensed consolidated financial statements include the accounts of StartEngine Crowdfunding, Inc., its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2024.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	195,487	195,487
Investment - stock	270,867	—	8,686,454	8,957,321
Non-Fungible Token ("NFT")	3,144	—	—	3,144
	$274,011	$1,856	$8,881,941	$9,157,808

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	195,487	195,487
Investment - stock	381,897	—	8,241,315	8,623,212
Non-Fungible Token ("NFT")	730	—	—	730
	$382,627	$1,856	$8,436,802	$8,821,285

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the three months ended March 31, 2024 and 2023 as it relates to Investments – warrants and Investments – stock, respectively:

Investments-
Warrants
Fair value at December 31, 2023	$195,487
Receipt of warrants	—
Change in fair value of warrants	—
Fair value at March 31, 2024	$195,487

Investments-
Stock
Fair value at December 31, 2023	$8,623,212
Receipt of stock	718,855
Change in fair value of stock	(384,746)
Fair value at March 31, 2024	$8,957,321

The following range of variables were used in valuing Level 3 warrant assets during the three months ended March 31, 2024 and 2023:

2024
Expected life (years)	1.42 - 3.58
Risk-free interest rate	3.84 - 3.84%
Expected volatility	36.0 - 102.00%
Annual dividend yield	0%
Underlying share values	$0.30 – $100.00
Strike Prices	$0.30 – $100.00

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance for doubtful accounts as of March 31, 2024 and December 31, 2023 was $179,388 and $179,388, respectively. Bad debt expense for three months ended March 31, 2024 and 2023 was $0 and $23,585, respectively.

As of March 31, 2024 the Company had accounts receivable over 90 days totaling $0.

Investment Securities

Marketable Securities

Our marketable securities consist of mutual funds and common stock equities that are tradable in an active market. Unrealized gains and losses on available-for-sale securities, net of applicable taxes, are reported as a component of other comprehensive income, net in the accompanying condensed consolidated statements of operations.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) whether the issuer have made an offering in the current year, (ii) if so, the valuation of the stock in the offering, and (iii) if not, the Company will write down the stock value at a flat 33% rate. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, plus adjustments for gross up, less write downs in accordance with ASC 321-10-35-2. During the three months ended March 31, 2024 and 2023, the Company received stock with a cost of $718,855 and $750,373, respectively, as payment for fees. During the three months ended March 31, 2024 and 2023, impairment expense related to shares received amounted to $384,746 and $0 respectively.

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

The Company discontinued the offerings of Collectibles in Q3 2023 and is no longer offering purchases in these investments. The Company intends to sell its remaining held assets.

The below is a breakdown of the types of collectibles and their value held as of March 31, 2024 and December 31, 2023:

	Period Ended March 31,	Period Ended December 31,
	2024	2023

Wine	$278,360	$278,360
Trading Cards	466,484	466,484
Artwork	1,322,942	1,322,942
Comic Books	324,477	324,477
NFT	3,144	730
Watches	53,128	53,128

Total collectibles	$2,448,535	$2,446,121

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

StartEngine has purchased a residential apartment building for $2,136,628 in December 2021, which it still holds as of March 31, 2024, which it plans to sell in 2024.

Noncontrolling Interest

The Company presents third party minority interests in subsidiaries in accordance with ASC 810, Consolidation. Under that topic, such minority interests are presented on the Company’s balance sheet within the equity section as noncontrolling interest.

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs of $0 and $770,651 charged to stockholders’ equity during the three months ended March 31, 2024 and 2023, respectively.

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

The Company provides services to investors branded the StartEngine Venture club (formerly OWNers bonus) program. The general public can become members of the StartEngine Venture Club program on StartEngine’s website for $275 per year. The Venture Club entitles members to 10% bonus shares on all investments they make in offerings on StartEngine where the issuer chooses to participate in the program. Issuers using our broker-dealer and funding portal services can choose to participate in our Venture Club program with respect to the offerings they are making under Regulation A or Regulation CF. Those issuers will grant bonus shares in their offerings to members of the StartEngine Venture Club program. The bonus shares are included in the offering statements filed with the SEC, and therefore offered and sold in reliance on Regulation A or Regulation CF, respectively. The Venture Club program provides member priority access to certain collectibles being offered through one of our subsidiary Series LLC offerings, notification of new bonus eligible launches and the ability to move to the front of the line on investment waitlists, and lower trading fees on StartEngine Secondary. The Company recognizes the revenue associated with memberships over 12 months, which is the term of the membership. There are no significant judgments related to this revenue stream. Such revenues are included in Venture Club revenue noted below.

The Company provides accredited investors the opportunity to purchase membership interests in funds  (“SE Funds”), via StartEngine Private, which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Adviser LLC (“SE Adviser”), which is a subsidiary of the Company that is an investment adviser that qualifies as an Exempt Reporting Adviser under Rule 203(m)-1 under the Investment Advisers Act of 1940. The SE Funds sell their shares in offerings that are exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and specifically Regulation D promulgated thereunder. Such offerings are marketed to accredited investors by the Company’s FINRA-member and SEC-registered broker-dealer subsidiary, StartEngine Primary LLC (“SE Primary”). The Company purchases the private company shares either directly or through other special purpose vehicles and after a certain period of time sells its investment to an SE Fund.  The Company takes principal risk in its acquisition of the private company shares and can recognize gross revenue from their sale to the SE Fund. Revenue can be recognized upon each such transaction with an SE Fund.

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

The Company’s contracts with customers generally have a term of one years or less. The Company had deferred revenue of $3,217,760 and $3,520,150 as of March 31, 2024 and December 31, 2023, respectively, related to performance obligations yet to be fulfilled. The Company had no other customer contract assets.

During the three months ended March 31, 2024 and 2023, revenue was made up of the following categories associated with the above-described services:

	Year	Year
	Ended March 31,	Ended March 31,
	2024	2023
Regulation Crowdfunding platform fees	$2,550,101	$2,893,241
Regulation A commissions	314,080	409,541
StartEngine Premium	486,000	822,500
StartEngine Secure	266,167	332,421
StartEngine Private	4,711,757	—
Venture Club (formerly OWNers Bonus) revenue	1,350,772	782,336
Other service revenue	78,720	—

Total revenues	$9,757,597	$5,240,039

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, and certain software subscription fees that are required to provide services to our issuers. Additionally, costs related to StartEngine Private, which includes the cost basis of the stock as well as the acquisition fees related to obtaining the stock included in the offerings has been added to the cost of revenues as of Q3 2023.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to our website and future product offerings, email and other tools that are utilized for client related services and outreach. During the three months ended March 31, 2024 and 2023, research and development costs were $2,041,320 and $1,138,408 respectively.

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

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the three months ended March 31, 2024 as the effects would be anti-dilutive. See Note 6 for outstanding stock-options as of March 31, 2024. The weighted average shares outstanding – diluted is calculated as follows for the period ended March 31, 2024 and 2023:

March 31,
2024
Weighted average shares outstanding - basic	697,263,880
Weighted average shares outstanding - diluted	697,263,880

March 31,
2023
Weighted average shares outstanding - basic	669,479,540
Weighted average shares outstanding - diluted	669,479,540

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Marketable Securities

Marketable securities consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Common stock	$1,856	$1,856
	$1,856	$1,856

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of March 31, 2024 and December 31, 2023, property and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Computer equipment	$163,798	$160,784
Software	3,753	3,753
Total property and equipment	167,551	164,537
Accumulated depreciation	(48,087)	(44,814)
	$119,464	$119,723

Depreciation expense for the three months ended March 31, 2024 and 2023 was $3,273 and $3,273, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangibles – Seedinvest

On May 5, 2023, StartEngine Crowdfunding, Inc. (“StartEngine”) completed its purchase of substantially all of the assets of the SeedInvest business as conducted by Circle Internet Financial Limited through its subsidiary Pluto Holdings, LLC, a Delaware limited liability company (“Pluto Holdings”) and through SI Securities, LLC, a New York limited liability company (“SI Securities”), and SeedInvest Technology, LLC, a New York limited liability company, each a wholly-owned subsidiary of Pluto Holdings (“SeedInvest Technology,” collectively, with the assets acquired from Pluto Holdings and SI Securities, “SeedInvest”). This agreement specifically does not include the registered broker-dealer or the Alternative Trading System (“ATS”) belonging to SeedInvest. The total consideration for the purchase is 19,200,000 shares of StartEngine’s common stock, which based on StartEngine’s previous Regulation A offering price of $25 per share would be valued at $24 million. The acquisition included intellectual property including the customer list of SI Securities as well as other digital assets.

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

As of March 31, 2024, the gross carrying amount of the purchase was $24,121,040, accumulated amortization is $3,105,991 and the estimated aggregate amortization for the five succeeding fiscal years is $17,229,314.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2024, the Company has authorized the issuance of 519,000,000 shares of our preferred stock with par value of $0.00001. Of these authorized shares, 207,000,000 are designated as Series A, 99,000,000 are designated as Series T, and 213,000,000 are designated as Series Seed.

Series A Preferred Stock

The Series A has liquidation priority over the Series Seed and common stock. In the event of the liquidation, dissolution or winding up of the Company, the Series A shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, before any payment is made to Series Seed or common stock, liquidation distributions, which will be paid ratably with the Series T in proportion to its respective liquidation preference. Holders of Series A will receive an amount equal to $0.0286 per share, as adjusted, plus all declared and unpaid dividends thereon to the date fixed for such distribution. If upon such event the assets of the Company legally available for distribution are insufficient to permit payment of the full preferential amount, the entire assets available for distribution to stockholders shall be distributed to the holders of the Series A and Series T ratably in proportion to the full preferential amounts for which they are entitled. The Series A votes on an as-converted basis. The Series A is convertible by the holder at any time after issuance at the conversion price, which equates to a one-to-one basis for common stock. The Series A is automatically convertible into common stock upon the earlier of 1) the vote or written consent of at least a majority of the voting power represented by the then outstanding shares of preferred stock or 2) the closing of a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, coverts the offer and sale of common stock at an offering price of not less than $0.1430 per share, as adjusted, with aggregate gross proceeds to the Company of not less than $15,000,000. In addition, the Series A has various anti-dilution provisions which take into account future sales and issuances of common stock and other dilutive instruments.

Series T Preferred Stock

The Series T have liquidation priority over the Series Seed and common stock. In the event of the liquidation, dissolution or winding up of the Company, the Series T shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, before any payment is made to Series Seed or common stock, liquidation distributions, which will be paid ratably with the Series A in proportion to its respective liquidation preference. Holders of Series T will receive an amount equal to $0.1465 per share, as adjusted, plus all declared and unpaid dividends thereon to the date fixed for such distribution. If upon such event the assets of the Company legally available for distribution are insufficient to permit payment of the full preferential amount, the entire assets available for distribution to stockholders shall be distributed to the holders of the Series A and Series T ratably in proportion to the full preferential amounts for which they are entitled. The Series T votes on an as-converted basis. The Series T is convertible by the holder at any time after issuance at the conversion price, which equates to a one-to-one basis for common stock. The Series T is automatically convertible into common stock upon the earlier of 1) the vote or written consent of at least a majority of the voting power represented by the then outstanding shares of preferred stock or 2) the closing of a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, coverts the offer and sale of common stock at an offering price of not less than $0.1465 per share, as adjusted, with aggregate gross proceeds to the Company of not less than $15,000,000. In addition, the Series T has various anti-dilution provisions which take into account future sales and issuances of common stock and other dilutive instruments.

Series Seed Preferred stock

The Series Seed have liquidation priority over the common stock. In the event of the liquidation, dissolution or winding up of the Company, the Series Seed shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, after any payment made to Series A and Series T, but before any payment is made to the Company’s common stock, an amount equal to $0.0083 per share, as adjusted, plus all declared and unpaid dividends thereon to the date fixed for such distribution. If upon such event the assets of the Company legally available for distribution are insufficient to permit payment of the full preferential amount, the entire assets available for distribution to stockholders shall be distributed to the holders of Series A and Series T first, then ratably in proportion to the full preferential amounts for which they are entitled to the Series Seed. The Series Seed votes on an as-converted basis. The Series Seed is convertible by the holder at any time after issuance at the conversion price, which equates to a one-to-one basis for common stock. The Series Seed is automatically converted into common stock upon the earlier of 1) the vote or written consent of at least a majority of the voting power represented by the then outstanding shares of preferred stock or 2) the closing of a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, converts the offer and sale of common stock at an offering price of not less than $0.1430 per share, as adjusted, with aggregate gross proceeds to the Company of not less than $15,000,000. In addition, the Series Seed has various anti-dilution provisions which take into account future sales and issuances of common stock and other dilutive instruments.

The following table summarizes the designation, shares authorized, and shares outstanding for the Company’s Preferred Stock:

Preferred Stock Series Designation	Shares Authorized	Shares Outstanding
Series Seed	213,000,000	204,810,720
Series A	207,000,000	185,440,880
Series T	99,000,000	9,642,080

Common Stock

As of March 31, 2024 we had authorized the issuance of 1,500,000,000 shares of our common stock with par value of $0.00001

During the three months ended March 31, 2024, the Company sold 177,980 shares of common stock through its Regulation A offering for gross proceeds of $201,126 and incurred offering costs of $0.

During the three months period ended March 31, 2023, the Company sold 1,184,700 shares of common stock through its Regulation A offering for gross proceeds of $1,124,509 and incurred offering costs of $770,651.

Stock Options

In 2015, our Board of Directors adopted the StartEngine Crowdfunding, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of equity awards to employees, and consultants, including stock options, stock purchase rights and restricted stock units to purchase shares of our common stock. Up to 231,800,000 shares of our common stock may be issued pursuant to awards granted under the 2015 Plan. The 2015 Plan is administered by our Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.

On January 1, 2024, the Company granted 12,960,000 options to 60 employees under the 2015 Plan. Additionally, grants of 100,000 were given to 4 employees individually on February 20, February 26 and March 14, and a grant of 60,000 was given to 1 employee on March 18. New option grants are included in the presentation below.

A summary of option activity under the 2015 Plan for three months ended March 31, 2024 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2023	185,748,880	0.20	6.50	20,229,215
Granted	13,320,000	1.25	6.50	16,650,000
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2024	199,068,880	0.27	6.50	36,879,215

Stock option expense for the periods ended March 31, 2024 and 2023 was $2,666,167 and $897,635, respectively, and are included within the condensed consolidated statements of operations as follows:

	2024	2023
Cost of revenues	$331,796	$78,665
General and administrative	327,465	273,226
Sales and marketing	1,364,699	456,881
Research and development	642,207	88,863
Total	$2,666,167	$897,635

At March 31, 2024, the total compensation cost related to nonvested awards not yet recognized was approximately $25,740,927 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 2.18 years.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after March 31, 2024 through May 15,2024.

On March 13, 2024, the Board of Directors voted unanimously for a twenty-for-one stock split of the Company’s outstanding shares of common stock. Stockholders of record at the close of business May 6, 2024 own twenty shares for every one share owned as of the split date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2023 included in our most recent Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss certain factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q.

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

Business and Trends

For Regulation A offerings, our broker-dealer subsidiary is permitted to charge commissions to the companies that raise funds on our platform. Regulation A offerings are subject to a commission ranging between 4% and 7% and usually include warrants to purchase shares of the Company or the securities that are the subject of the offering. The amount of commission is based on the risks and other factors associated with the offering. Through StartEngine Primary, we can also charge commissions on Regulation D offerings hosted on our platform. During the periods covered in these financial statements we did not receive any Regulation D commissions. In Regulation Crowdfunding offerings, our funding portal subsidiary is permitted to charge commissions to the companies that raise funds on our platform. We typically charge 6% to 10% for Regulation Crowdfunding offerings on our platform. We also generate revenue from services, which include a consulting package for Regulation Crowdfunding issuers called StartEngine Premium priced at $15,000 to help companies who raise capital with Regulation Crowdfunding, as well as transfer agent services marketed as StartEngine Secure. We additionally charge a $1,000 fee for certain amendments we file on behalf of companies raising capital under Regulation Crowdfunding as well as fees to run the required bad actor checks for companies utilizing our services. The Company also receives revenues from other programs such as the StartEngine OWNers where we sell annual memberships of the StartEngine Venture Club (formerly OWNers bonus program) for $275 per year, and StartEngine Secondary. We launched StartEngine Secondary on May 18, 2020 and generate revenues by charging trade commissions to the sellers of the shares. To date, StartEngine Secondary has a limited operating history. Through quarter end March 31, 2024, the Company itself as well as twenty-one additional companies are quoted on this platform. In Q3 2023, we established StartEngine Private which provides accredited investors the opportunity to purchase membership interests in our funds, which own shares of venture capital backed, late-stage private companies.

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

We additionally anticipate having to engage and train additional compliance personnel, to better ensure continued compliance with FINRA and SEC and also in order to expand our broker-dealer operations. As previously disclosed in the Company’s Exchange Act reports, our Board of Directors dismissed BF Borgers as independent auditor on May 30, 2023, and approved Haynie & Company as our new independent auditor. Although BF Borgers audited our financial statements for the fiscal year ended December 31, 2022 (“FYE 2022 Financials”), which were subsequently corrected by Haynie & Company without having a material effect on that reporting period, our FYE 2022 Financials have no impact on the financials presented herein for the fiscal year ending December 31, 2023 or the interim periods for the three months ended March 31, 2024 and 2023.

Operating Results

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

The following table summarizes the results of our operations for the three months ended March 31, 2024 (“Q1 2024”) as compared to the three months ended March 31, 2023 (“Q1 2023”).

	Three Months Ended March 31,
	2024	2023	$ Change

Revenues	$9,757,597	$5,240,039	$4,517,558

Cost of revenues	4,797,451	1,655,967	3,141,484

Gross profit	4,960,146	3,584,072	1,376,074

Operating expenses:
General and administrative	2,641,364	1,879,509	761,855
Sales and marketing	3,898,419	2,656,824	1,241,595
Research and development	2,041,320	1,138,408	902,912
Impairment in value of shares received for fees	384,746	—	384,746
Total operating expenses	8,965,849	5,674,741	3,291,108

Operating income (loss)	(4,005,703)	(2,090,669)	(1,915,034)

Other expense (income), net:
Other expense (income), net	(8,687)	(37,260)	(28,573)
Total other expense (income), net	(8,687)	(37,260)	(28,573)

Income (loss) before provision for income taxes	(3,997,016)	(2,053,409)	(1,943,607)

Taxes - Other	23,570	6,508	17,062

Net income (loss)	(4,020,586)	(2,059,917)	(1,960,669)
Less: net loss attributable to noncontrolling interest	—	—	—
Net Income (loss) attributable to stockholders	$(4,020,586)	$(2,059,917)	$(1,960,669)

Our revenues during the three months ended March 31 2024 were $9,757,597 which represented an increase of $4,517,558 or 86%, from revenues in the same period in 2023 due to the addition of StartEngine Private revenue, which was not in operation in Q1 2023. The following are the major components of our revenues during the three months ended March 31, 2024 and 2023:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2024	2023	$ Change
Regulation Crowdfunding platform fees	$2,550,101	$2,893,241	$(343,140)
Regulation A commissions	314,080	409,541	(95,461)
StartEngine Premium	486,000	822,500	(336,500)
StartEngine Secure	266,167	332,421	(66,254)
StartEngine Private	4,711,757	—	4,711,757
Venture Club (formerly OWNers Bonus) revenue	1,350,772	782,336	568,436
Other service revenue	78,720	—	78,720

Total revenues	$9,757,597	$5,240,039	$4,517,558

The increase in total revenues in three months ended March 31, 2024 as compared to the same period in 2023 is primarily due to the following:

●	Decrease in Regulation Crowdfunding platform fees of $343,140 due primarily to fewer issuers in Regulation Crowdfunding offerings. The Company focused on reducing the number of Regulation Crowdfunding offerings beginning in 2023 and ensuring that issuers who were onboarded were at a higher likelihood to have a successful raise. This effect was evidenced by the fact that while there was a 45% reduction in the number of issuers with disbursements in Q1 2024 compared to Q1 2023, revenue for Regulation Crowdfunding dropped just 11%. In Q1 2024, the Company raised approximately $22.6 million for 89 issuers compared with Q1 2023 of raising approximately $28.1 million from 161 issuers. The top 5 raises in Q1 2024 raised $5.5 million vs $9.5 million for the top 5 issuers in Q1 2023*.
●	Decrease in Regulation A commissions of $95,461, were due primarily to lower amounts raised from Regulation A offerings. We have experienced with Regulation A raises that when 1 to 3 raises have larger success, they alone have materially impacted revenue results, as has been the case in Q1 2024 vs Q1 2023. In Q1 2024, the Company raised approximately $4.1 million for 7 issuers including $2.5 million from the top 2 issuers. In Q1 2023, the Company hosted Regulation A offerings for 12 issuers for a combined raise amount of $6.8 million including $3.4 million from the top 2 issuers*.
●	Decrease in revenues of $66,254 from StartEngine Secure, primarily due to decrease in number of issuers utilizing the service. Specifically, StartEngine Secure had 544 companies utilizing Secure as of March 31, 2024 compared with 597 companies as of March 31, 2023.
●	Decrease in StartEngine Premium revenue of $336,500 in line with the decrease of companies who have been added to the platform in 2024 and are charged for Premium on their first disbursement. Specifically, in Q1 2024, the Company had 37 issuers who were charged for Premium, whereas in Q1 2023, the Company charged 70 issuers for Premium.
●	StartEngine Private revenue began generating revenue in Q4 2023. The $4.7 million represents the raise and closings on 8 StartEngine Private offerings, and the Company plans to continue growing this revenue source in the future.
●	Increase in StartEngine Venture Club revenue of $568,436 related to increased sales of Venture Club during 2023 as the company adds greater focus towards growing this revenue source. Venture Club memberships are annual packages, which are recognized over 12 months, see Note 2 – “Revenue Recognition” to the accompanying financial statements, and therefore the performance of this product in terms of revenue recognition lags behind actual sales.
●	Increase in other service revenue of $78,720 primarily from revenue derived from material amendments of $23,000 as well as ancillary service charges of $43,260. Other service revenue also includes revenue from StartEngine Secondary, which did not record a material number of trades in Q1 2024.

*Offerings can span multiple periods and the amount raised during the period is based on the amounts closed on during that period.

Cost of Revenues

Our cost of revenues during the three months ended March 31, 2024 was $4,797,451, which represented an increase of $3,141,484, or 190%, from the amounts during the same period in 2023. The increase was primarily due to the inclusion of StartEngine Private cost of goods sold of $3,282,412, which started in Q3 2023 and were not applicable to Q1 2023. Our gross margin in the first quarter of 2024 decreased to 51% compared to 68% in 2023. This decrease is due to selling costs related to StartEngine Private, which commenced in Q4 2023 and carries a lower gross margin of approximately 33%.

Operating Expenses

Our total operating expenses during the three months ended March 31, 2024 amounted to $8,965,849, which represented an increase of $3,291,108, or 58%, from the expenses in the same period in 2023. The increase in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $761,855 was primarily due to amortization of the company’s SeedInvest intangible asset of $857,143. This increase was offset by a reduction of software expenses by $88,541 as the Company focused on reduction of spending for software and licenses that were no longer needed.
●	Increase in sales and marketing expenses of $1,241,595 which included an increase in advertising expense of $378,317 related to the Company’s Regulation A raise. The Regulation A raise, which ran from 2022 until it concluded in Q4 2023, allowed certain advertising costs related to the raise to be capitalized. Additionally, stock based compensation increased $907,818 due to the increase in options granted to employees as part of their compensation package.
●	Increase of research and development expenses of $902,912 partially due to an increase in employee payroll of $278,554 as the company increases headcount of engineers to develop the company’s platform and additional services. Additionally, stock based compensation increased $553,344 due to the increase in options granted to employees as part of their compensation package.
●	Change in fair value of shares received for fees expense increased $273,716 for the period based on review of the underlying value of the stock held by the Company.

Other Expense (Income), net

Our other income, net during the three months ended March 31, 2024 amounted to $8,687, which represented cashback earned from our credit cards during the period as well as interest earned in the Company’s money-market accounts. During the same period in 2023 our other income, net was $37,260 which was also related to cashback earned. The decrease in cashback received is in line with the decrease in advertising loans granted which were paid via credit card and generated the majority of the cashback for the Company.

Net Loss (Income)

Net loss attributable to stockholders totaled $4,020,586 for the three months ended March 31, 2024, an increase of $1,960,669 compared to the net loss attributable to shareholders of $2,059,917 recognized during the three months ended March 31, 2023.

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

The fair value of the warrants portfolio is a critical accounting estimate and is reviewed each reporting period. We value our warrants using a modified Black-Scholes option pricing model, which incorporates the following significant inputs, in addition to certain adjustments for general lack of liquidity:

●	An underlying asset value, which is estimated based on current information available in valuation reports, including any information regarding subsequent rounds of funding or performance of a company.
●	Stated strike price, which can be adjusted for certain warrants upon the occurrence of subsequent funding rounds or other future events.

●	Price volatility or risk associated with possible changes in the warrant price. The volatility assumption is based on historical price volatility of publicly traded companies within indices or companies similar in nature to the underlying client companies issuing the warrant.
●	The expected remaining life of the warrants in each financial reporting period.
●	The risk-free interest rate is derived from the Treasury yield curve and is calculated based on the risk-free interest rates that correspond closest to the expected remaining life of the warrant on the date of assessment.

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) whether the issuer have made an offering in the current year, (ii) if so, the valuation of the stock in the offering, and (iii) if not, the Company will write down the stock value at a flat 33% rate. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, plus adjustments for gross up, less write downs in accordance with ASC 321-10-35-2. During the three months ended March 31, 2024 and 2023, the Company received stock with a cost of $718,855 and $750,373, respectively, as payment for fees. During the three months ended March 31, 2024 and 2023, write down expense related to shares received amounted to $384,746 and $0, respectively.

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

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	March 31,
	2024	2023	$ Change

Net cash used in operating activities	$(2,216,340)	$(2,088,480)	$(127,860)
Net cash (used in) provided by investing activities	$(5,428)	$44,791	$(50,219)
Net cash provided by financing activities	$201,126	$374,829	$(173,703)

Cash used by operating activities for the three months ended March 31, 2024 was $2,216,340 as compared to $2,088,480 for the same period in 2023. Our net loss attributable to stockholders was $4,020,586 and $2,059,917 during the three month period ended March 31, 2024 and 2023, respectively. The increase in cash used by operating activities in Q1 2024 was primarily due to Accrued Liabilities cash outflow increasing $200,703. The increase in Accrued Liabilities cash outflow was primarily attributable to payments made for the Company’s year-end commission payments and performance based bonuses to employees.

Cash used by investing activities for the three months ended March 31, 2024 was $5,428, as compared to cash provided by investing activities of $44,791 in the same period in 2023. This cash inflow in 2023 is related to the net proceeds of selling Collectibles, which was not repeated in 2024.

Cash provided by financing activities was $201,126 and $374,829 for the three months ended March 31, 2024 and 2023, respectively. The biggest driver of change of for financing activities is the proceeds received from the sale of common stock via the StartEngine Regulation A raise hosted on the Company’s platform. While the Company did not have an active raise in Q1 2024, there were investments that cleared and were disbursed on within the quarter

Balance Sheet

The following table summarizes our assets and liabilities as of March 31, 2024 as compared as of December 31, 2023:

	March 31,	December 31,
	2024	2023

Assets
Current assets:
Cash	$10,635,656	$12,656,298
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	264,651	193,696
Other current assets	936,540	720,767
Total current assets	11,838,703	13,572,617

Property and equipment, net	119,464	119,723
Investments - warrants	195,487	195,487
Investments - stock	8,957,321	8,623,212
Investments - Private	4,537,608	4,357,083
Investments - Collectibles	2,448,535	2,446,121
Investments - Real Estate	2,136,628	2,136,628
Due from related party	209,190	209,190
Intangible assets	21,035,049	21,892,192
Other assets	42,138	42,138
Total assets	$51,520,123	$53,594,391

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$285,418	$278,691
Accrued liabilities	3,831,442	4,456,756
Deferred revenue	3,217,760	3,520,150
Total current liabilities	7,334,620	8,255,597

Total liabilities	7,334,620	8,255,597

The Company’s current assets decreased by $1,733,914 from December 31, 2023 to March 31, 2024. The decrease was primarily driven by a decrease in cash in the amount of $2,020,642 driven by the purchase of StartEngine Private assets. This decrease was offset by an increase in other current assets of $215,773 further due to the increase in other receivables of $200,000. This receivable relates to a payment for the settlement of an arbitration case that may be recovered via insurance reimbursement in 2024.

The Company’s long-term assets decreased by $340,354 from December 31, 2023 to March 31, 2024, primarily due to the amortization of the Seedinvest intangible asset of $857,143, offset by the increase in Investment – stock of $334,109 for shares received as compensation.

Current liabilities decreased by $920,977 which is primarily due to a decrease in deferred revenue of $302,390 primarily due to recognition of StartEngine Secure annual invoice renewals which were not offset by a similar amount of renewal purchases as the Company shifts the service from an annual invoice to a monthly subscription service. Additionally, there was a $625,314 decrease in Accrued Liabilities which represents the Company requiring fewer accrual of expenses related to commission and bonus payments.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of March 31, 2024, the Company’s current assets were $11,838,703. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Common Stock in our Regulation A and Regulation CF offerings.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, who is also our principal financial officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

As disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023,  the Company discovered certain material weaknesses that resulted in errors in its previously reported financial statements for the year ended December 31, 2022. Accordingly, the Company made certain corrections to previously reported financial statements for the year ended December 31, 2022, and determined that a restatement based on the corrections made was not necessary; however, it has been noted in the 2023 financial statements. Management continues to evaluate the material weaknesses discussed in our annual report on Form 10-K, has created a remediation plan that it has already begun implementing and continues to finalize that plan's implementation. Specifically, in preparation for this report, management enhanced the Company’ internal controls regarding the review and preparation of financial statements by adding enhanced procedures for valuing option grants as well as a process for quarterly revaluation of the Company’s stocks and warrants.

Assurance as to when all remediation efforts will be complete cannot be provided and the material weaknesses cannot be considered remedied until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management cannot provide assurances that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weaknesses identified or to avoid potential future material weaknesses.

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

We have identified material weaknesses in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our common stock to decline and subject us to regulatory penalties.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no assurance that all control issues have been or will be detected. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction and a decrease in our stock price.

During preparation for financial reporting related to the year ended December 31, 2023, the Company discovered certain errors in previously reported financial statements for the year ended December 31, 2022. The Company’s management conducted an investigation with the Company’s independent auditors. As a result of this investigation, the Company determined that several accounts required correction to be in accordance with US GAAP. In addition, certain footnotes to such financial statements were required as a result of such changes. Although management concluded that the adjustments to prior year financial statements are not material, the Company made certain corrections to previously reported financial statements for the year ended December 31, 2022, as more fully described in our Annual Report on Form 10-K. As a result, management concluded that the Company’s internal control over financial reporting, as defined by Sections 13a-15(f) and 15d-15(f) of the Exchange Act, was not effective as of December 31, 2023, and undertook remediation efforts also described in our Form 10-K. Refer to Item 4 above for more details.

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

We have an evolving business model.

Our business model is one of innovation, including continuously working to expand our product lines and services to our clients, such as our expansion into the transfer agent and broker-dealer space as well as our foray into becoming an alternative trading system and acting as an administrative manager for companies. It is unclear whether these services will be successful. Further, we continuously try to offer additional types of services, and we cannot offer any assurance that any of them will be successful. From time to time we may also modify aspects of our business model relating to our service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage this evolution effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

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

This risk is illustrated by the fact that, during preparation for financial reporting related to the year ended December 31, 2023, and based on review from the auditors, the Company discovered certain errors (specifically for warrant and stock valuation, accrued liabilities, and accounts receivable) in its previously reported financial statements for the year ended December 31, 2022. The Company’s management has concluded that, in light of these errors, the Company’s internal control over financial reporting as of December 31, 2023 was not effective. To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of the Company’s internal control over financial reporting. While the Company has processes to identify and appropriately apply applicable accounting requirements, management has enhanced these processes in the past year by enhancing the process by which the Company reviews and presents financial statements, and has also invested in accounting software to ensure more accurate reporting. Management’s report on internal control over financial reporting, a description of the material weaknesses identified, resulting changes to internal control over financial reporting, and continued plans for remediation can be found in Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. See also the above risk factor, “We have identified a material weakness in our internal control over financial reporting. Failure to remediate the material weakness, or any other material weaknesses that we identify if the future, could result in material misstatements in our financial statements.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Offering type	Intermediary	Date commenced	Number of shares issued	Class of securities	Proceeds raised	Use of proceeds	Date closed (if open, N/A)
2023 Acquisition of SeedInvest Assets in reliance on Section 4(2) of the Securities Act of 1933, as amended (1)	Pluto Holdings, LLC	October 24, 2022	19,200,000 (1)	Common Stock	$24,000,000	Acquire substantially all of the assets of SeedInvest (1)	May 5, 2023
2022 Regulation A (2)	Dalmore Group, LLC*	March 14, 2022	15,627,180	Common Stock	$17,514,890	Marketing, operations, product development, cash reserves	November 10, 2023
2021 Regulation A (3)	Dalmore Group, LLC*	August 27, 2021	24,698,440	Common Stock	$14,813,168	Marketing, operations, product development, cash reserves	December 19, 2021
*	Only for certain investors, including residents in Florida for both offerings and residents in Texas during part of the offering in 2022.
(1)	On May 5, 2023, the Company consummated the purchase of substantially all of the assets of the SeedInvest business conducted by Circle Internet Financial Limited through its subsidiary Pluto Holdings, LLC, and through SI Securities, LLC and SeedInvest Technology, LLC, for 19,200,000 shares of StartEngine Common Stock, valued at $24,000,000 based on StartEngine’s most recent Regulation A offering price of $1.25 per share.
(2)	Does not include 3,851,300 shares of Common Stock sold for a total of $4,312,920 by selling shareholders under the Company’s Regulation A offering.
(3)	Does not include 22,561,700 shares of Common Stock sold for a total of $13,958,197 by selling shareholders under the Company’s Regulation A offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider trading arrangements and Rule 10b5-1 Trading Plans.

During the quarter ended March 31, 2024, none of the Company’s officers or directors have entered into a contract, established a plan, or issued instructions that provides for the purchase or sale of any equity securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation	8-K	000-56415	3.1	May 10, 2024
3.2	Second Amended and Restated Bylaws	8-K	000-56415	3.2	May 10, 2024
4.1	Second Amended and Restated Investors’ Rights Agreement	1-A	024-11177	3.1	March 12, 2020
10.1	Amended and Restated 2015 Equity Incentive Plan	1-A	024-11806	6.1	February 13, 2023
10.2+*	Employment Agreement effective as of January 1, 2024 (Howard Marks)	10-K	000-56415	10.2	April 15, 2024
10.3	Asset Purchase Agreement	8-K	000-56415	99.2	November 28, 2022
31.1	Certification of the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 #	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted pursuant to the instructions to Item 601(a) of Regulation S-K.

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
Date: May 15, 2024
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer, principal financial officer, principal accounting officer and Director