Form 10-Q
period 2024-06-30
STARTENGINE CROWDFUNDING, INC.
filed 2024-08-14
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-56415

StartEngine Crowdfunding, Inc.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	4100 West Alameda Avenue, 3rd Floor Burbank, CA	91505
(State or other jurisdiction of incorporation or organization)	(Address of Principal Executive Offices)	(ZIP Code)

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

As of August 14, 2024, there were 700,612,240 shares of Common Stock, par value $0.00001 per share, of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023

Assets
Current assets:
Cash	$10,836,786	$12,656,298
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	851,901	193,696
Other current assets	1,076,835	720,767
Total current assets	12,767,378	13,572,617

Property and equipment, net	120,096	119,723
Investments - warrants	195,487	195,487
Investments - stock	9,280,804	8,623,212
Investments - private	4,272,008	4,357,083
Investments - collectibles	2,466,176	2,446,121
Investments - real estate	2,136,628	2,136,628
Due from related party	209,190	209,190
Intangible assets	20,177,906	21,892,192
Other assets	33,853	42,138
Total assets	$51,659,526	$53,594,391

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$301,966	$278,691
Accrued liabilities	4,647,120	4,456,756
Deferred revenue	2,879,021	3,520,150
Total current liabilities	7,828,107	8,255,597

Total liabilities	$7,828,107	$8,255,597

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 207,000,000 shares authorized, 185,440,880 and 185,440,880 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectfully, liquidation preference of $5,310,409 and $5,310,409 at June 30, 2024 and December 31, 2023, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 99,000,000 shares authorized, 9,642,080 and 9,642,080 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively, liquidation preference of $1,414,486 and $1,414,486 at June 30, 2024 and December 31, 2023, respectively.	983,634	983,634
Series Seed Preferred Stock, par value $0.00001, 213,000,000 shares authorized, 204,810,720 and 204,810,720 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectfully, liquidation preference of $1,707,990 and $1,707,990 at June 30, 2024 and December 31, 2023, respectively.	1,706,756	1,706,756
Common stock, par value $0.00001, 1,500,000,000 shares authorized, 697,912,240 and 697,085,900 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	6,979	6,971
Additional paid-in capital	87,540,794	82,005,447
Noncontrolling interest	(13,251)	(13,251)
Accumulated deficit	(51,680,160)	(44,637,430)
Total stockholders’ equity	43,831,419	45,338,794
Total liabilities and stockholders’ equity	$51,659,526	$53,594,391

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$11,866,611	$4,718,206	$21,624,208	$9,958,244

Cost of revenues	6,143,731	1,251,251	10,941,182	2,907,217

Gross profit	5,722,880	3,466,955	10,683,026	7,051,027

Operating expenses:
General and administrative	3,247,337	2,047,958	5,888,702	3,925,467
Sales and marketing	3,434,246	3,188,011	7,332,665	5,846,836
Research and development	1,745,273	1,318,812	3,786,593	2,457,220
Change in fair value of shares received for fees	273,716	476,999	658,462	953,998
Total operating expenses	8,700,572	7,031,780	17,666,422	13,183,521

Operating income (loss)	(2,977,692)	(3,564,825)	(6,983,396)	(6,132,494)

Other Expense (income)
Other expense (income), net	(13,897)	(7,915)	(22,584)	(45,175)
Total other expense (income), net	(13,897)	(7,915)	(22,584)	(45,175)

Income (loss) before provision for income taxes	(2,963,795)	(3,556,910)	(6,960,812)	(6,087,319)

Taxes - Other	58,349	18,958	81,918	25,465

Net loss	(3,022,144)	(3,575,868)	(7,042,730)	(6,112,784)
Less: net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to stockholders	$(3,022,144)	$(3,575,868)	$(7,042,730)	$(6,112,784)

Weighted average loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding - basic and diluted	697,634,945	672,680,518	697,223,232	670,615,981

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2022	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	666,033,240	$6,660	$45,418,943	$(13,251)	$(28,261,951)	25,127,458
Sale of common stock	—	—	—	—	—	—	1,184,700	12	1,124,508	—	—	1,124,520
Offering costs	—	—	—	—	—	—	—	—	(770,651)	—	—	(770,651)
Exercise of stock options	—	—	—	—	—	—	2,261,600	23	20,971	—	—	20,994
Stock compensation expense	—	—	—	—	—	—	—	—	897,634	—	—	897,634
Net loss	—	—	—	—	—	—	—	—	—	—	(2,536,916)	(2,536,916)
Balance at March 31, 2023	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	669,479,540	6,695	46,691,405	(13,251)	(30,798,867)	23,863,039
Sale of common stock	—	—	—	—	—	—	1,702,900	1	1,900,454	—	—	1,900,455
Offering costs	—	—	—	—	—	—	—	—	(802,248)	—	—	(802,248)
Exercise of stock options	—	—	—	—	—	—	2,000	—	375	—	—	375
Stock compensation expense	—	—	—	—	—	—	—	—	1,927,283	—	—	1,927,283
SeedInvest Acquisition	—	—	—	—	—	—	19,200,000	10	23,999,990	—	—	24,000,000
Net loss	—	—	—	—	—	—	—	—	—	—	(3,575,868)	(3,575,868)
Balance at June 30, 2023	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	690,384,440	6,706	73,717,259	(13,251)	(34,374,735)	47,313,036

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2023	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	697,085,900	$6,971	$82,005,447	$(13,251)	$(44,637,430)	45,338,794
Sale of common stock	—	—	—	—	—	—	177,980	2	201,124	—	—	201,126
Stock compensation expense	—	—	—	—	—	—	—	—	2,666,169	—	—	2,666,169
Net loss	—	—	—	—	—	—	—	—	—	—	(4,020,586)	(4,020,586)
Balance at March 31, 2024	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	697,263,880	6,973	84,872,740	(13,251)	(48,658,016)	44,185,503
Sale of common stock	—	—	—	—	—	—	—	—	350	—	—	350
Exercise of stock options	—	—	—	—	—	—	648,360	6	13,959	—	—	13,965
Stock compensation expense	—	—	—	—	—	—	—	—	2,653,745	—	—	2,653,745
Net loss	—	—	—	—	—	—	—	—	—	—	(3,022,144)	(3,022,144)
Balance at June 30, 2024	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	697,912,240	$6,979	$87,540,794	$(13,251)	$(51,680,160)	43,831,419

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss attributable to stockholders	$(7,042,730)	$(6,112,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,545	6,545
Amortization	1,714,286	—
Bad debt expense	50,972	162,535
Fair value of investments received for fees	(1,316,054)	(1,400,859)
Impairment of investments - other received for fees	658,462	953,998
Stock-based compensation	5,319,914	2,824,918
Changes in operating assets and liabilities:
Accounts receivable	(709,177)	(389,465)
Other current assets	(347,783)	31,042
Investments - private purchases, net	85,075	—
Accounts payable	23,275	(158,505)
Accrued liabilities	190,364	403,997
Deferred revenue	(641,129)	719,563
Net cash received (used) in operating activities	(2,007,980)	(3,121,550)

Cash flows from investing activities:
Investments - Collectibles sales, gross	(20,055)	566,270
Purchase of Intangible Assets	—	(121,038)
Purchase of property and equipment	(6,918)	(16,592)
Net cash received (used) in investing activities	(26,973)	428,640

Cash flows from financing activities:
Proceeds from sale of common stock	201,476	3,024,964
Offering costs	—	(1,572,900)
Proceeds from exercise of employee stock options	13,965	21,346
Net cash provided by financing activities	215,441	1,473,410

(Decrease)in cash and restricted cash	(1,819,512)	(1,219,500)
Cash and restricted cash, beginning of period	12,656,298	15,460,469
Cash and restricted cash, end of period	$10,836,786	$14,240,969

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$81,918	$25,465
Non Cash Investing & Financing Activities
Purchase of SeedInvest Intellectual Property with Common Stock	$—	$24,000,000

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

StartEngine Crowdfunding, Inc. (the “Company”) was formed on March 19, 2014 (“Inception”) in the State of Delaware. The Company was originally incorporated as StartEngine Crowdsourcing, Inc. and changed to the current name on May 8, 2014. The Company’s headquarters are located in Burbank, California.

The Company aims to revolutionize the startup financing model by helping both accredited and non-accredited investors invest in private companies on a public platform. StartEngine Crowdfunding Inc. has wholly-owned subsidiaries, StartEngine Capital LLC, StartEngine Secure LLC, StartEngine Assets LLC and StartEngine Primary LLC. StartEngine Capital LLC is a funding portal registered with the US Securities and Exchange Commission (SEC) and a member of the Financial Industry Regulatory Authority (FINRA), StartEngine Secure LLC is a transfer agent registered with the SEC. StartEngine Assets LLC was formed in 2020 to buy, hold and manage assets in various asset classes such as real estate, automobiles, luxury goods and royalty-producing intangible assets. StartEngine Primary LLC was formed in October 2017 and received approval to operate as a registered broker-dealer in July 2019. On April 16, 2020, StartEngine Primary LLC received approval to operate as an alternative trading system. Since 2023, the Company has been providing accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, an exempt reporting adviser. The Company’s mission is to empower thousands of companies to raise capital and create significant amounts of jobs over the coming years.

Management Plans

The Company’s revenue producing activities commenced in 2015 with the approved start of Title IV of the JOBS Act, which created new rules for Regulation A, and increased since then with the start of Regulation Crowdfunding under Title III of the JOBS Act. Because this is a relatively new industry, there is a level of uncertainty about how fast the volume of activity will increase and how future regulatory requirements may change the landscape as well as the cost of maintaining our market share as well as entrance of other players. Because there is a level of uncertainty and because we are still in the early stages of these new regulations, the Company is expected to incur losses until such time that the volume of Regulation A, Regulation D and Regulation Crowdfunding campaigns and the investments in those campaigns is sufficient for revenues derived from those campaigns to cover its costs. These factors could indicate substantial doubt about the Company’s ability to continue as a going concern.

The Company has cash and cash equivalents of approximately $10.8 million, which its management believes will cover losses for the foreseeable future. The Company’s management believes that any substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

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

Restatement

During preparation for financial reporting related to the three and six months ended June 30, 2024, the Company discovered certain errors in previously reported financial statements for the three and six months ended June 30, 2023. The Company’s management conducted an investigation with the Company’s independent auditors. As a result of this investigation, the Company determined that several accounts required correction to be in accordance with US GAAP. In addition, certain footnotes to such financial statements were required as a result of such changes. Accordingly, the Company made certain corrections to previously reported financial statements for the three and six months ended June 30, 2023, as more fully described below.

The restatement also includes corrections for other errors identified as immaterial, individually and in the aggregate, to our consolidated financial statements.

Descriptions of Misstatements

a.	Annualization of stock impairment: While reviewing the Company’s investments – stock assets, it was determined that the value of the stocks needed to be written down. This entry was booked in Q4 2024 as part of the Company’s 2023 year end audit. In reviewing this entry, the impairment would need to be conducted on a quarterly basis to be in compliance with GAAP. To correct this, the Company annualized the write down in to 4 equal amounts to hit each quarter.

Description of Restatement Tables

The following tables present the impact of the restatements on our previously reported statement of operations, and cash flows for the three and six months ended June 30, 2023.

Statement of Operations – Quarter to Date:

	Three Months Ended June 30, 2023
	Previously
	Reported	Adjustment	As Restated

Revenue	$(4,718,206)	$—	$(4,718,206)
Cost of Revenue	1,251,251	—	1,251,251
G&A	2,047,958	—	2,047,958
Sales and Marketing	3,188,011	—	3,188,011
R&D	1,318,812	—	1,318,812
Impairment - shares	—	476,999	476,999	(a)
Other Income/Expense	(7,915)	—	(7,915)
Income taxes	18,958	$—	$18,958
Net Loss	$3,098,869	476,999	3,575,868

Statement of Operations – Year to Date

	Six Months Ended June 30, 2023
	Previously
	Reported	Adjustment	As Restated

Revenue	$(9,958,244)	$—	$(9,958,244)
Cost of Revenue	2,907,217	—	2,907,217
G&A	3,925,467	—	3,925,467
Sales and Marketing	5,846,836	—	5,846,836
R&D	2,457,220	—	2,457,220
Impairment - shares	—	953,998	953,998	(a)
Other Income/Expense	(45,175)	—	(45,175)
Income taxes	25,465	$—	$25,465
Net Loss	$5,158,786	953,998	6,112,784

Statement of Cash Flows

	Six Months Ended June 30, 2023
	Previously
	Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss attributable to stockholders	$(5,158,786)	$(953,998)	$(6,112,784)	(a)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,545	—	6,545
Bad debt expense	162,535	—	162,535
Fair value of investments received for fees	(1,400,859)	—	(1,400,859)
Impairment of investments - other received for fees	—	953,998	953,998	(a)
Stock-based compensation	2,824,918	—	2,824,918
Changes in operating assets and liabilities:
Accounts receivable	(552,000)	—	(552,000)
Other current assets	31,042	—	31,042
Accounts payable	(158,505)	—	(158,505)
Accrued liabilities	403,997	—	403,997
Deferred revenue	719,563	—	719,563
Net cash received (used) in operating activities	(3,121,550)	—	(3,121,550)

Cash flows from investing activities:
Investments - Collectibles purchases, gross	566,270	—	566,270
Purchase of Intangible Assets	(121,038)	—	(121,038)
Purchase of property and equipment	(16,592)	—	(16,592)
Net cash received (used) in investing activities	428,640	—	428,640

Cash flows from financing activities:
Proceeds from sale of common stock	3,024,964	—	3,024,964
Offering costs	(1,572,900)	—	(1,572,900)
Proceeds from exercise of employee stock options	21,346	—	21,346
Net cash provided by financing activities	1,473,410	—	1,473,410

(Decrease)in cash and restricted cash	(1,219,500)	—	(1,219,500)
Cash and restricted cash, beginning of period	15,460,469	—	15,460,469
Cash and restricted cash, end of period	$14,240,969	$—	$14,240,969

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of StartEngine Crowdfunding, Inc.’s wholly-owned subsidiaries, StartEngine Capital LLC, StartEngine Secure LLC, StartEngine Primary LLC, StartEngine Assets LLC StartEngine Adviser LLC and StartEngine Private Manager LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	195,487	195,487
Investment - stock	270,867	—	9,009,937	9,280,804
Non-Fungible Token ("NFT")	611	—	—	611
	$271,478	$1,856	$9,205,424	$9,478,758

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	195,487	195,487
Investment - stock	381,897	—	8,241,315	8,623,212
Non-Fungible Token ("NFT")	730	—	—	730
	$382,627	$1,856	$8,436,802	$8,821,285

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the six months ended June 30, 2024 as it relates to investments:

	Investments-	Investments-
	Warrants	Stock
Fair value at December 31, 2023	$195,487	$8,623,212
Receipt of investments	—	1,316,054
Change in fair value	—	(658,462)
Fair value at June 30, 2024	$195,487	$9,280,804

The following range of variables were used in valuing Level 3 warrant assets during the six months ended June 30, 2024:

2024
Expected life (years)	1.42 - 3.58
Risk-free interest rate	4.33 - 4.33%
Expected volatility	36.0 - 102.00%
Annual dividend yield	0%
Underlying share values	$0.30 – $100.00
Strike Price	$0.30 – $100.00

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance for doubtful accounts as of June 30, 2024 and December 31, 2023 was $115,471 and $179,388, respectively. Bad debt expense for six months ended June 30, 2024 and 2023 was $50,972 and $162,535, respectively.

As of June 30, 2024 the Company had no accounts receivable over 90 days.

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

●	The Company received no warrants during the period and did not impair the warrants currently held.

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment in our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, and (iii) cost method accounting. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, less adjustments for impairment in accordance with ASC 321-10-35-2. During the six months ended June 30, 2024 and 2023, the Company received stock with a cost of $1,316,054 and $1,400,548, respectively, as payment for fees. During the six months ended June 30, 2024 and 2023, impairment expense related to shares received amounted to $658,462 and $953,998 respectively.

Investments – Private

The Company purchases shares of venture capital backed, late-stage private companies and records the purchases at cost. The cost of the underlying asset includes the purchase price, and acquisition expenses, which include all fees, costs and expenses incurred in connection with the evaluation, investigation, and acquisition of the underlying securities. The Company purchases the private company shares either directly or through other special purpose vehicles and after a certain period of time sells its investment to an SE Fund.  Each time the company sells shares to the SE Funds, it reduces its holdings by the cost basis of the sale.

Below is a breakdown of the StartEngine Private assets held by industry at the end of the reporting period, each of these investments are small minority stakes in the underlying companies.

Industry	Investment
Food and Beverage Industry	515,238
Fintech	746,160
AI Hardware	751,209
AI Software	839,606
Energy	104,957
Sports	38,210
Aerospace	474,763
Sales Technology	801,866
Total	4,272,008

Our cost of revenues during the six months ended June 30, 2024 was $10,941,182, which represented an increase of $8,033,965, or 276% from the amounts during the same period in 2023 due to increased costs related to due diligence on new issuers, StartEngine no longer passing through credit card costs to new issuers as of Q2 2023 and the addition of selling costs related to StartEngine Private which includes the cost basis including transaction costs of the private company shares sold into the offerings as well as commission for sales of the issuance. The costs of revenues for StartEngine Private was $7,473,665 for the six months ended June 30, 2024, and our gross margin for this product in 2023 was 35%.

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

The below is a breakdown of the types of collectibles and their value held as of June 30, 2024 and December 31, 2023:

	Period Ended June 30,	Period Ended December 31,
	2024	2023

Wine	$298,534	$278,360
Trading Cards	466,484	466,484
Artwork	1,322,942	1,322,942
Comic Books	324,477	324,477
NFT	611	730
Watches	53,128	53,128

Total collectibles	$2,466,176	$2,446,121

Investments – Real Estate

StartEngine has invested $2,136,628 to purchase a membership interest in an LLC that owns one residential apartment building in California as of June 30, 2024. The company values this interest via the adjusted cost measurement alternative per ASC 321-10-35-2, noting it records the initial measurement at fair value, and in subsequent reporting periods, report changes in the fair value of such equity investments in net income. As the underlying building does not have a readily available fair market value, the company alternatively measures the investment at cost, minus impairment, if any, plus or minus adjustments through income for observable price changes. To date, the investment has not had any observable price changes, and as such, has not been impaired.

Noncontrolling Interest

The Company presents third party minority interests in subsidiaries in accordance with ASC 810, Consolidation. Under that topic, such minority interests are presented on the Company’s balance sheet within the equity section as noncontrolling interest.

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs $802,248 and $1,572,900 were charged to stockholders’ equity during the three and six months ended June 30, 2023.

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

The Company provides accredited investors the opportunity to purchase membership interests in funds  (“SE Funds”), via StartEngine Private, which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Adviser LLC (“SE Adviser”), which is a subsidiary of the Company that is an investment adviser that qualifies as an Exempt Reporting Adviser under Rule 203(m)-1 under the Investment Advisers Act of 1940. The SE Funds sell their shares in offerings that are exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and specifically Regulation D promulgated thereunder. Such offerings are marketed to accredited investors by the Company’s FINRA-member and SEC-registered broker-dealer subsidiary, StartEngine Primary LLC (“SE Primary”). The Company purchases the private company shares either directly or through other special purpose vehicles and after a certain period of time sells its investment to an SE Fund.  The Company takes principal risk in its acquisition of the private company shares and can recognize gross revenue from their sale to the SE Funds. Revenue can be recognized upon each such transaction with an SE Fund.

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

The Company’s contracts with customers generally have a term of one years or less. The Company had deferred revenue of $2,879,021 and $3,520,150 as of June 30, 2024 and December 31, 2023, respectively, related to performance obligations yet to be fulfilled. The Company had no customer contract assets.

During the three and six months ended June 30, 2024 and 2023, revenue was made up of the following categories associated with the above-described services:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2024	2023	2024	2023
Regulation Crowdfunding platform fees	$2,711,236	$2,308,403	$5,261,337	$5,201,644
Regulation A commissions	203,527	287,004	517,607	696,545
StartEngine Premium	497,500	676,744	983,500	1,499,244
StartEngine Secure	272,221	420,874	538,388	753,294
StartEngine Private	6,773,806	—	11,485,563	—
Venture Club (formerly OWNers Bonus) revenue	1,372,147	901,337	2,722,919	1,683,673
Other service revenue	36,174	123,844	114,894	123,844

Total revenues	$11,866,611	$4,718,206	$21,624,208	$9,958,244

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, and certain software subscription fees that are required to provide services to our issuers. Additionally, cost of revenues consists of cost basis of the private stock purchased by the Company which is sold into the offerings as well as commission for sales of the issuance. Our cost of revenues for the three and six months ended June 30, 2024 and 2023 was $6,143,731 and $10,941,182 and $1,251,251 and $2,907,217. The costs of revenues for StartEngine Private for the three and six months ended June 30, 2024 and 2023 was $4,191,253 and $0 and $7,473,665 and $0 and our gross margin for this product for three and six months ended June 30, 2024 was 38% and 35%. Our total gross margin for three and six months ended June 30, 2024 and 2023 were 48% and 49% and 73% and 71%.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to our website and future product offerings, email and other tools that are utilized for client related services and outreach. During the three and six months ended June 30, 2024 and 2023, research and development costs were $1,745,273 and $3,786,593, and $1,318,812 and $2,457,220 respectively.

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

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share (“EPS”) is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the six months ended June 30, 2024 and 2023 as the effects would be anti-dilutive. Approximately 399.9 million dilutive shares were excluded from the three- and six-months period ended June 30, 2024 and 2023, respectively, EPS calculation as their impact is antidilutive. See Note 7 for a calculation of options outstanding as of June 30, 2024.

The weighted average shares outstanding – diluted is calculated as follows for the period ended June 30, 2024 and 2023:

June 30,
2024
Weighted average shares outstanding - basic	697,223,232
Weighted average shares outstanding - diluted	697,223,232

June 30,
2023
Weighted average shares outstanding - basic	690,384,440
Weighted average shares outstanding - diluted	690,384,440

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Marketable Securities

Marketable securities consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Common stock	$1,856	$1,856
	$1,856	$1,856

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	June 30, 2024	December 31, 2023
Computer equipment	$167,702	$160,784
Software	3,753	3,753
Total property and equipment	171,455	164,537
Accumulated depreciation	(51,359)	(44,814)
	$120,096	$119,723

Depreciation expense for the three and six months ended June 30, 2024 and 2023 was $3,273 and $6,545 and $3,273 and $6,545, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangibles – SeedInvest

On May 5, 2023, StartEngine Crowdfunding, Inc. (“StartEngine”) completed its purchase of substantially all of the assets of the SeedInvest business as conducted by Circle Internet Financial Limited through its subsidiary Pluto Holdings, LLC, a Delaware limited liability company (“Pluto Holdings”) and through SI Securities, LLC, a New York limited liability company (“SI Securities”), and SeedInvest Technology, LLC, a New York limited liability company, each a wholly-owned subsidiary of Pluto Holdings (“SeedInvest Technology,” collectively, with the assets acquired from Pluto Holdings and SI Securities, “SeedInvest”). This agreement specifically does not include the registered broker-dealer or the Alternative Trading System (“ATS”) belonging to SeedInvest. The total consideration for the purchase is 19,200,000 shares of StartEngine’s common stock, which based on StartEngine’s previous Regulation A offering price of $1.25 per share would be valued at $24 million. The acquisition included intellectual property including the customer list of SI Securities as well as other digital assets.

The Company adheres to the provisions of ASC 350 – Intangibles – Goodwill and Other concerning the valuation and presentation of intangible assets. The Company determined the useful life of 7 years for the purchased assets based on historical investment data for users of the StartEngine platform. In 2023, the Company received investments from users with accounts created from 2015-2023 and have seen a continuation of that trend in to 2024. As the Company continues to provide new offerings and work on outreach to users, we believe that this purchase will maintain its useful life for the duration. This amortization will begin in Q3 2023 and continue until the end of Q2 2030.

As part of the acquisition of the SeedInvest business, the Company acquired a significant intangible asset in the form of a customer list. At the time of acquisition, the Company determined the fair value of the acquired assets, noting that approximately 100% of the gross assets acquired was concentrated in the customer list. The value of intellectual property and various immaterial contracts with vendors was deemed insignificant, and no fair value was assigned to those assets. All contracts have since been canceled, and the SeedInvest webpage and domain are solely used as a redirect to the Company’s site, where users must set up new accounts with the Company. The acquisition did not include any fixed assets, vehicles, equipment, machinery, tools, furnishings, computer hardware, or fixtures, as outlined in Section 2.1(b) of the Asset Purchase Agreement.

In accordance with the guidance in FASB ASC 350-30-35-14, the Company evaluates the customer list for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for intangible assets with indefinite useful lives involves comparing the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.

The Company considers various factors that may indicate impairment of the customer list, including but not limited to:

●	Declines in customer retention rates.
●	Reductions in revenue per customer.
●	Changes in market conditions affecting the value of the customer relationships.

Strategic shifts that alter the utility of the acquired customer list.

As of June 30, 2024, the gross carrying amount of the purchase was $24,121,040, accumulated amortization is $3,963,133 and the estimated aggregate amortization for the five succeeding fiscal years is $17,229,314.

2024	3,445,863
2025	3,445,863
2026	3,445,863
2027	3,445,863
2028	3,445,863
Total	17,229,315

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2024, the Company has authorized the issuance of 519,000,000 shares of our preferred stock with par value of $0.00001. Of these authorized shares, 207,000,000 are designated as Series A, 99,000,000 are designated as Series T, and 213,000,000 are designated as Series Seed.

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

Common Stock

As of June 30, 2024 we had authorized the issuance of 1,500,000,000 shares of our common stock with par value of $0.00001.

During the six months ended June 30, 2024, the Company sold 177,980 shares of common stock through its Regulation A offering for gross proceeds of $201,476 and incurred offering costs of $0.

During the six months period ended June 30, 2023, the Company sold 2,887,600 shares of common stock through its Regulation A offering for gross proceeds of $3,024,964 and incurred offering costs of $1,572,899.

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

The Company valued options granted under the 2015 Plan under ASC 718 using the Black-Scholes pricing model. The granted options in 2024 and 2023 have exercise prices of $1.25, generally vest over four years and expire in ten years. The stock options granted during the six months ended June 30, 2024 and 2023 were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

	2024	2023
Expected life (years)	6.5	6.5
Risk-free interest rate	4.2%	3.6%
Expected volatility	45.7%	45.7%
Annual dividend yield	0%	0%

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

A summary of option activity under the 2015 Plan for six months ended June 30, 2024 is as follows:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2023	185,748,880	0.20	-
Granted	22,480,000	1.25	-
Exercised	(648,360)	0.01	(803,966)
Forfeited	(18,140,000)	0.38	-
Expired	-	-	-
Outstanding at June 30, 2024	189,440,520	0.34	171,643,748
Exerciseable at June 30, 2024	28,967,825	0.27	28,388,469

Stock option expense for the periods ended June 30, 2024 and 2023 was $5,319,914 and $2,824,918, respectively, and are included within the condensed consolidated statements of operations as follows:

	2024	2023
Cost of revenues	$666,149	$289,119
General and administrative	671,712	563,748
Sales and marketing	2,705,426	1,592,644
Research and development	1,276,627	379,407
Total	$5,319,914	$2,824,918

At June 30, 2024, the total compensation cost related to nonvested awards not yet recognized was approximately $26,854,273 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 2.18 years.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after June 30, 2024 through August 14, 2024.

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

Our Company

StartEngine Crowdfunding, Inc. was incorporated on March 19, 2014 in the State of Delaware. The Company was originally incorporated as StartEngine Crowdsourcing, Inc., but changed to the current name on May 8, 2014. The Company’s revenue-producing activities commenced in 2015 with the effectiveness of the amendments to Regulation A under the Securities Act adopted in response to Title IV of the JOBS Act. Operations expanded in 2016, as Regulation Crowdfunding, adopted in response to Title III of the JOBS Act, went into effect. On June 10, 2019, our subsidiary, StartEngine Primary LLC, was approved for membership as a broker-dealer with FINRA. The Company’s subsidiary, StartEngine Adviser LLC filed as an exempt reporting advisor with the SEC on January 8, 2024.

Business and Trends

For Regulation A offerings, our broker-dealer subsidiary is permitted to charge commissions to the companies that raise funds on our platform. Regulation A offerings are subject to a commission ranging between 4% and 7% and usually include warrants to purchase shares of the Company or the securities that are the subject of the offering. The amount of commission is based on the risks and other factors associated with the offering. Through StartEngine Primary, we can also charge commissions on Regulation D offerings hosted on our platform. During the periods covered in these financial statements we did not receive any Regulation D commissions. In Regulation Crowdfunding offerings, our funding portal subsidiary is permitted to charge commissions to the companies that raise funds on our platform. We typically charge 6% to 10% for Regulation Crowdfunding offerings on our platform. We also generate revenue from services, which include a consulting package for Regulation Crowdfunding issuers called StartEngine Premium priced at $15,000 to help companies who raise capital with Regulation Crowdfunding, as well as transfer agent services marketed as StartEngine Secure. We additionally charge a $1,000 fee for certain amendments we file on behalf of companies raising capital under Regulation Crowdfunding as well as fees to run the required bad actor checks for companies utilizing our services. The Company also receives revenues from other programs such as the StartEngine Venture club (formerly OWNers bonus) program and StartEngine Secondary. Our annual memberships for the StartEngine Venture Club bonus program are $275 per year. We launched StartEngine Secondary on May 18, 2020 and generate revenues by charging trade commissions to the sellers of the shares. To date, StartEngine Secondary has a limited operating history and has not generated a material amount of revenue. In 2023 the Company began providing accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, an exempt reporting adviser.

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

On June 10, 2019, our subsidiary, StartEngine Primary LLC, was approved for membership as a broker-dealer with FINRA. Since our approval as a broker-dealer, we have experienced increased costs for payroll and training that we believe continue to increase relative to our revenue. We anticipate that this trend will continue into 2024 as the Company explores new avenues for revenue and growth. In addition, in April 2020 we received approval to operate an ATS. StartEngine Primary launched its ATS, branded as “StartEngine

Secondary” on May 18, 2020. StartEngine Secondary has a limited operating history, and even though over 400 issuers have signed to be quoted on this platform, only twenty-two companies have been quoted on this platform to date, including the Company itself. Currently, for StartEngine Secondary, we generate revenues by charging trade commissions to the sellers of the shares and we intend to generate revenues by charging a 5% commission to the seller. We expect increased costs due to technology and operations related to the operation of our ATS. We anticipate operating the ATS will initially increase our overall expenses by $50,000 per month. Further, we anticipate receiving increased revenue related to offerings under Regulation A.

In June 2022, we became a reporting company, for which we have incurred and will continue to incur higher internal costs related to the increased administrative burden as well as higher professional fees. On August 6, 2023, the Company launched “StartEngine Private”, a venture to provide accredited investors the opportunity to purchase membership interests in series which own shares of VC backed, and generally late-stage private companies(the “underlying securities”). The Company treats the amount it receives for selling underlying securities as revenues, and the acquisition cost related to such underlying securities as cost of revenues.

We additionally have engaged and trained and anticipate having to engage and train further additional compliance personnel, to better ensure continued compliance with FINRA and SEC regulatory requirements and also in order to expand our broker-dealer operations. Further we anticipate hiring additional sales and marketing personnel to help increase our customer base with respect to both issuers as well as investors

Operating Results

Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023

The following table summarizes the results of our operations for the three months ended June 30, 2024 (“Q2 2024”) as compared to the three months ended June 30, 2023 (“Q2 2023”).

	Three Months Ended June 30,
	2024	2023	$ Change

Revenues	$11,866,611	$4,718,206	$7,148,405

Cost of revenues	6,143,731	1,251,251	4,892,480

Gross profit	5,722,880	3,466,955	2,255,925

Operating expenses:
General and administrative	3,247,337	2,047,958	1,199,379
Sales and marketing	3,434,246	3,188,011	246,235
Research and development	1,745,273	1,318,812	426,461
Impairment in value of shares received for fees	273,716	476,999	(203,283)
Total operating expenses	8,700,572	7,031,780	1,668,792

Operating income (loss)	(2,977,692)	(3,564,825)	587,133

Other expense (income), net:
Other expense (income), net	(13,897)	(7,915)	(5,982)
Total other expense (income), net	(13,897)	(7,915)	(5,982)

Income (loss) before provision for income taxes	(2,963,795)	(3,556,910)	593,115

Taxes - Other	58,349	18,958	39,391

Net income (loss)	(3,022,144)	(3,575,868)	553,724
Less: net loss attributable to noncontrolling interest	—	—	—
Net Income (loss) attributable to stockholders	$(3,022,144)	$(3,575,868)	$553,724

Our revenues during the three months ended were $11,866,611 which represented an increase of $7,148,405 or 152%, from revenues in the same period in 2023. The following are the major components of our revenues during the three months ended June 30, 2024 and 2023:

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2024	2023	$ Change
Regulation Crowdfunding platform fees	$2,734,496	$2,308,403	$426,093
Regulation A commissions	203,527	287,004	(83,477)
StartEngine Premium	497,500	676,744	(179,244)
StartEngine Secure	272,221	420,874	(148,653)
StartEngine Private	6,773,806	—	6,773,806
Venture Club (formerly OWNers Bonus) revenue	1,372,147	901,337	470,810
Other service revenue	12,914	123,844	(110,930)

Total revenues	$11,866,611	$4,718,206	$7,148,405

The increase in total revenues in three months ended June 30, 2024 as compared to the same period in 2023 is primarily due to StartEngine Private, which began generating revenue in Q4 2023. The $6,773,806 represents the raise and closings on 21 StartEngine Private offerings, and the Company plans to continue growing this revenue source in the future. Though this is a significant increase in revenues we note this is a lower margin product, see “Cost of Revenue” below.

In addition, revenue was also impacted by the following:

●	Increase in Regulation Crowdfunding platform fees of $426,093. The Company focused on reducing the number of Regulation Crowdfunding offerings beginning in 2023 and ensuring that issuers who were onboarded were at a higher likelihood to have a successful raise. Though offerings can span multiple periods, the platform fees relate to funds that were disbursed during this period. Specifically, in Q2 2024, the Company raised approximately $21.5 million for 96 issuers compared with Q2 2023 of raising approximately $23.3 million from 128 issuers. The top 5 raises in Q2 2024 raised $6.1 million vs $6.2 million for the top 5 issuers in Q2 2023.
●	Decrease in Regulation A commissions of $83,477, was due primarily to lower amounts raised from Regulation A offerings. In Q2 2024, the Company raised approximately $3.1 million for 4 issuers including $2.6 million from the top 2 issuers. In Q2 2023, the Company hosted Regulation A offerings for 13 issuers for a combined raise amount of $3.8 million including $1.8 million from the top 2 issuers.*
●	Decrease in revenues of $148,653 from StartEngine Secure, primarily due to a decrease in number of issuers utilizing the service. Specifically, StartEngine Secure had 276 companies utilizing Secure as of June 30, 2024 compared with 513 companies as of June 30, 2023. The Company collects the Secure fees for the first year via disbursements, however renewals are invoiced to the issuers for subsequent periods at which time issuers may decline to renew.
●	Decrease in StartEngine Premium revenue of $179,244 primarily due to an decrease in issuers charged for the service. Premium is collected upon the first disbursement for an issuer. As the Company has had fewer new issuers in 2024, there have been fewer initial disbursements in which Premium would be paid to the Company. Specifically, in Q2 2024, the Company had 40 issuers charged for Premium via disbursement compared to 58 in Q2 2023.
●	Increase in StartEngine Venture Club revenue of $470,810 related to increased sales of Venture Club during 2023 as the company adds greater focus towards growing this revenue source. Venture Club memberships are annual packages, which are recognized over 12 months, see Note 2 – “Revenue Recognition” to the accompanying financial statements.
●	Decrease in other service revenue of $110,930 primarily from a decrease in sales of collectibles in 2024. Specifically, the Company recorded $71,153 in revenue from the sale of collectibles in Q2 2023 which was not replicated in Q2 2024. The Company has paused this revenue model indefinitely.

*Offerings can span multiple periods and the amount raised during the period is based on the amounts closed on during that period.

Cost of Revenues

Our cost of revenues during the three months ended June 30, 2024 was $6,143,731, which represented an increase of $4,892,480, or 391%, from the amounts during the same period in 2023. The increase was primarily due to the addition of cost of revenue related to StartEngine Private, which began sales in Q4 2023 and totaled $4,191,253 for Q2 2024. For StartEngine Private, cost of revenues includes the costs of purchasing the stock as well as commission for sales of the issuance, and our gross margin for this product in Q2 2024 was 38%. Additionally, credit card fees increased $470,011 due to the company incurring more transaction fees on behalf of issuers in connection with Regulation A and Regulation Crowdfunding offerings. Our gross margin in the second quarter of 2024 decreased to 48% compared to 73% during the same period in 2023.

Operating Expenses

Our total operating expenses during the three months ended June 30, 2024 amounted to $8,700,572, which represented an increase of $1,668,792, or 24%, from the expenses in the same period in 2023. The increase in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $1,199,379 was primarily due to amortization of the company’s SeedInvest intangible asset of $857,143. In addition, Accounting service fees increased $189,779 for additional services provided by the Company’s new audit firm related to financial regulatory filings.
●	Increase in sales and marketing expenses of $246,235 were primarily due to an increase in stock-based compensation of $204,964 as the number of employees with vesting stock options increased from 2023 to 2024.
●	Increase of research and development expenses of $426,461 driven by an increase in stock-based compensation increased $343,876 as the number of employees with vesting stock options increased from 2023 to 2024. Additionally, employee payroll of $61,184 as the company increases headcount of engineers to develop the company’s platform and additional services.

Other Expense (Income), net

Our other income, net during the three months ended June 30, 2024 amounted to $13,897, which represented cashback earned from our credit cards during the period as well as interest earned in the Company’s money-market accounts. During the same period in 2023 our other income, net was $7,915.

Net Loss (Income)

Net loss attributable to stockholders totaled $3,022,144 for the three months ended June 30, 2024, a decrease of $553,724 compared to the net loss attributable to shareholders of $3,575,868 recognized during the three months ended June 30, 2023.

Six months Ended June 30, 2024 Compared with the six months Ended June 30, 2023

The following table summarizes the results of our operations for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

	Six Months Ended June 30,
	2024	2023	$ Change

Revenues	$21,624,208	$9,958,244	$11,665,964

Cost of revenues	10,941,182	2,907,217	8,033,965

Gross profit	10,683,026	7,051,027	3,631,999

Operating expenses:
General and administrative	5,888,702	3,925,467	1,963,235
Sales and marketing	7,332,665	5,846,836	1,485,829
Research and development	3,786,593	2,457,220	1,329,373
Impairment in value of shares received for fees	658,462	953,998	(295,536)
Total operating expenses	17,666,422	13,183,521	4,482,901

Operating income (loss)	(6,983,396)	(6,132,494)	(850,902)

Other expense (income), net:
Other expense (income), net	(22,584)	(45,175)	22,591
Total other expense (income), net	(22,584)	(45,175)	22,591

Income (loss) before provision for income taxes	(6,960,812)	(6,087,319)	(873,493)

Taxes - Other	81,918	25,465	56,453

Net income (loss)	(7,042,730)	(6,112,784)	(929,946)
Less: net loss attributable to noncontrolling interest	—	—	—
Net Income (loss) attributable to stockholders	$(7,042,730)	$(6,112,784)	$(929,946)

Revenues

Our revenues during the six months ended were $21,624,208 which represented an increase of $11,665,964 or 117%, from revenues in the same period in 2023. The following are the major components of our revenues during six months ended June 30, 2024 and 2023:

	Six Months Ended	Six Months Ended
	Ended June 30,	Ended June 30,
	2024	2023	$ Change
Regulation Crowdfunding platform fees	$5,261,337	$5,201,644	$59,693
Regulation A commissions	517,607	696,545	(178,938)
StartEngine Premium	983,500	1,499,244	(515,744)
StartEngine Secure	538,388	753,294	(214,906)
StartEngine Private	11,485,563	—	11,485,563
Venture Club (formerly OWNers Bonus) revenue	2,722,919	1,683,673	1,039,246
Other service revenue	114,894	123,844	(8,950)

Total revenues	$21,624,208	$9,958,244	$11,665,964

The increase in total revenues in six months ended June 30, 2024 as compared to the same period in 2023 is primarily due to StartEngine Private, which began revenue began generating revenue in Q4 2023. The $11,485,563 million represents the raise and closings on 21

StartEngine Private offerings, and the Company plans to continue growing this revenue source in the future. Though the Company notes this is a significant increase in revenues we also note this is a lower margin product, see “Cost of Revenue” below.

In addition, revenue was also impacted by the following:

●	Increase in Regulation Crowdfunding platform fees of $59,693. This is primarily due to new issuances having increased commission fees beginning in 2023. The fee structure increased from 3.5% to 5.5% commission of total raised amount as well as an increase in equity compensation from 2% to 3%. Thus, while there was $43.2 million raised in 2024 compared to $50.5 million raised in 2023, the higher commission structure led to an increase in revenue for the period.
●	Decrease in Regulation A commissions of $178,938, were due primarily to lower amounts raised from Regulation A offerings. In six months ended June 30, 2024, the Company raised approximately $6.8 million for 7 issuers including $4.1 million from the top 3 issuers. In the six months ended June 30, 2023, the Company hosted Regulation A offerings for 12 issuers for a combined raise amount of $7.0 million including $4.9 million from the top 3 issuers. *
●	Decrease in revenues of $214,906 from StartEngine Secure, primarily due to a decrease in issuers utilizing the service, for instance, as of June 30, 2024, we had 276 companies utilizing Secure compared with 511 companies as of June 30, 2023.
●	Decrease in StartEngine Premium revenue of $515,744 primarily due to decrease in issuers charged for the service. Specifically, in 2024, the Company had 74 issuers charged for Premium compared to 126 in 2023.
●	Increase in StartEngine Venture Club revenue of $1,039,246 related to increased sales of Venture Club during 2023 as the company adds greater focus towards growing this revenue source. Venture Club memberships are annual packages, which are recognized over 12 months, see Note 2 – “Revenue Recognition” to the accompanying financial statements, and therefore the performance of this product in terms of revenue recognition lags behind actual sales.
●	Decrease in other service revenue of $8,950 due to the reduction in acquisition fees relating to the sale of collectibles by $47,773 offset by an increase in trading fees from the Company’s ATS site by $21,509 as well as an increase in Small OPO services by $11,449.

During this period, our Regulation Crowdfunding platform fees remained relatively stable.

*Offerings can span multiple periods and the amount raised during the period is based on the amounts closed on during that period.

Cost of Revenues

Our cost of revenues during six months ended June 30, 2024 was $10,941,182, which represented an increase of $8,033,965, or 276%, from the amounts during the same period in 2023. The increase was primarily due to the addition of cost of revenue related to StartEngine Private, which began sales in Q4 2023 and totaled $7,473,665 for 2024. For StartEngine Private, cost of revenues includes the costs of purchasing the stock as well as commission for sales of the issuance, and our gross margin for this product in 2024 was 35%. Additionally, credit card fees increased $440,635 due to the company incurring more transaction fees on behalf of issuers in connection with Regulation A and Regulation Crowdfunding offerings. Our gross margin in six months ended 2024 decreased to 49% compared to 71% during the same period in 2023. This decrease is due to higher variable transaction costs including escrow fees, and credit card fees which the Company generally bears the cost on behalf of issuers.

Operating Expenses

Our total operating expenses during six months ended June 30, 2024 amounted to $17,666,422, which represented an increase of $4,482,901, or 34%, from the expenses in the same period in 2023. The increase in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $1,963,235 was primarily due to amortization of the company’s SeedInvest intangible asset of $1,714,286. Additionally, software expenses increased $252,901 as the Company made additional software subscription purchases related to investment in artificial intelligence software to assist employees with innovation and enhanced efficiency in their work.

●	Increase in sales and marketing expenses of $1,485,829 was primarily due to an increase in stock-based compensation by $1,112,783 as the number of employees with vesting stock options increased from 2023 to 2024.
●	Increase in research and development expenses of $1,329,373 driven by an increase in employee payroll of $342,881 as the company increases headcount of engineers to develop the company’s platform and additional services. Additionally, there was increase in stock-based compensation by $897,220 as the number of employees with vesting stock options increased from 2023 to 2024.

Other Expense (Income), net

Our other income, net during six months ended June 30, 2024 amounted to $22,584, which represented cashback received from the Company’s credit cards. During the same period in 2023 our other income, net other income was $45,175 which primarily represented cash back from our credit card program.

Net Loss (Income)

Net loss attributable to stockholders totaled $7,042,730 for the six months ended June 30, 2024, an increase of $929,946 compared to the net loss attributable to shareholders of $6,112,784 recognized during the six months ended June 30, 2023.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) whether the issuer has made an offering in the current year, (ii) if so, the valuation of the stock in the offering, and (iii) if not, the Company will write down the stock value at a flat 33% rate. As the stock received from customers has no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, plus adjustments for gross up, less write downs in accordance with ASC 321-10-35-2. During the six months ended June 30, 2024 and 2023, the Company received stock with a cost of $1,316,054 and $1,400,548, respectively, as payment for fees. During the six months ended June 30, 2024 and 2023, write down expense related to shares received amounted to $658,462 and $0, respectively.

Collectibles

The Company records collectibles at cost in accordance with the Company’s policy. These long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we believe that we purchase these assets in arms-length transactions at fair value and such transactions are evidence of fair market value in the near term. For collectibles, over time, and as trends change and economic factors affect various markets for which we hold assets, the estimation of certain assets that do not trade in a regular market may be difficult to assess for fair value. Certain assets may be subject to market manipulation or overproduction that could affect the underlying value of like or similar items. The quality of authentication bodies may affect future valuation. If there are limited data points to assess fair value, especially for one-of-a-kind collectibles, we may not identify impairments in a timely manner. Many of the collectibles have value that is in the eye of the beholder. Accordingly, there is significant uncertainty to what these assets would be valued at in subsequent arms-length transactions.

Real Estate

StartEngine has invested $2,136,628 to purchase a membership interest in an LLC that owns one residential apartment building in California as of June 30, 2024. The company values this interest via the adjusted cost measurement alternative per ASC 970-321, noting it records the initial measurement at fair value, and in subsequent reporting periods, reports changes in the fair value of such equity investments in net income. As the underlying building does not have a readily available fair market value, the company alternatively measures the investment at cost, minus impairment, if any, plus or minus adjustments through income for observable price changes. To date, the investment has not had any observable price changes, and as such, has not been impaired.

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six Months Ended
	June 30,
	2024	2023	$ Change

Net cash used in operating activities	$(2,007,980)	$(3,121,550)	$1,113,570
Net cash (used in) provided by investing activities	$(26,973)	$428,640	$(455,613)
Net cash provided by financing activities	$215,441	$1,473,410	$(1,257,969)

Cash used by operating activities for the six months ended June 30, 2024 was $2,007,980 as compared to $3,121,550 for the same period in 2023. Our net loss attributable to stockholders was $7,042,730 and $6,112,784 during the six month period ended June 30, 2024 and 2023, respectively. The decrease in cash used by operating activities in Q2 2024 was primarily due to the increase in amortization of the Company’s SeedInvest acquisition by $1,714,286, which was offset by the increase in cash outflow from deferred revenue by $1,360,692 as the Company recognized more deferred revenue in 2024 than 2023.

Cash used by investing activities for the six months ended June 30, 2024 was $26,973, as compared to cash received in investing activities of $428,640 in the same period in 2023. As of September 6, 2023, the Company has temporarily suspended it Collectibles program. The cash provided in 2023 primarily relates to collectibles sales.

Cash provided by financing activities was $215,441 and $1,473,410 for the six months ended June 30, 2024 and 2023, respectively. The changes primarily relates to the fact that StartEngine’s Regulation A offering terminated in November 2023.

Balance Sheet

The following table summarizes our assets and liabilities as of June 30, 2024 as compared as of December 31, 2023:

	June 30,	December 31,
	2024	2023

Assets
Current assets:
Cash	$10,836,786	$12,656,298
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	851,901	193,696
Other current assets	1,076,835	720,767
Total current assets	12,767,378	13,572,617

Property and equipment, net	120,096	119,723
Investments - warrants	195,487	195,487
Investments - stock	9,280,804	8,623,212
Investments - private	4,272,008	4,357,083
Investments - collectibles	2,466,176	2,446,121
Investments - real estate	2,136,628	2,136,628
Due from related party	209,190	209,190
Intangible assets	20,177,906	21,892,192
Other assets	33,853	42,138
Total assets	$51,659,526	$53,594,391

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$301,966	$278,691
Accrued liabilities	4,647,120	4,456,756
Deferred revenue	2,879,021	3,520,150
Total current liabilities	7,828,107	8,255,597

Total liabilities	7,828,107	8,255,597

The Company’s current assets decreased by $805,239 from December 31, 2022 to June 30, 2024. The increase was primarily driven by a decrease in cash in the amount of $1,819,512 driven by increase in expenses related to new ventures such as StartEngine Private purchases. Additionally, other current assets increased $356,058 due to the increase in prepaid expenses of $293,497 primarily related to liability insurance and annual software license purchases.

The Company’s long-term assets decreased by $1,129,626 from December 31, 2023 to June 30, 2024. This was driven primarily by a $1,714,286 decrease in intangible assets stemming from the SeedInvest IP purchase amortization offset by an increase in investments – stock by $657,592 related to equity compensation from issuers.

Current liabilities decreased by $427,490 which is primarily due to a decrease in deferred revenue of $641,129 primarily due to a decrease in StartEngine Secure payments from issuers as well as recognition of the currently deferred purchases.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of June 30, 2024, the Company’s current assets were $12,767,378. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Common Stock in our Regulation A and Regulation CF offerings.

We have no off-balance sheet arrangements, including arrangements that would affect the liquidity, capital resources, market risk support, and credit risk support or other benefits.

The Company currently has no material commitments for capital expenditures.

We believe we have the cash, marketable securities through future equity offerings, other current assets available, revenues, and access to funding that will be sufficient to fund operations until the Company starts generating positive cash flows from normal operations.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, who is also our principal financial officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer, who also serves as our Principal Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

As disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023,  the Company discovered certain material weaknesses that resulted in errors in its previously reported financial statements for the year ended December 31, 2022. Accordingly, the Company made certain corrections to previously reported financial statements for the year ended December 31, 2022, and determined that a restatement based on the corrections made was not necessary; however, it has been noted in the 2023 financial statements. Management continues to evaluate the material weaknesses discussed in our annual report on Form 10-K, has created a remediation plan that it has already begun implementing and continues to finalize that plan's implementation. The Company continues to evaluate its warrant process to ensure the previously disclosed material weaknesses are addressed. Additionally, the Company has implemented a more thorough reconciliation process for accrued liabilities to ensure accuracy at period end.

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

We have identified material weaknesses in our internal control over financial reporting in connection with our annual report on Form 10-K for the fiscal year ended December 31, 2023. Any failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our common stock to decline and subject us to regulatory penalties.

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

The principal securities regulations that work with, Rule 506(c), Regulation A and Regulation Crowdfunding, have only been in effect in their current form since 2013, 2015 and 2016, respectively. StartEngine’s ability to continue to penetrate the market remains uncertain as potential issuer companies may choose to use different platforms or providers (including, in the case of Rule 506(c) and Regulation A, using their own online platform), or determine alternative methods of financing. Investors may decide to invest their money elsewhere. Further, our potential market may not be as large, or our industry may not grow as rapidly, as anticipated. With a smaller market than expected, we may have fewer customers. Success will likely be a factor of investing in the development and implementation of marketing campaigns, subsequent adoption by issuer companies as well as investors, and favorable changes in the regulatory environment. Finally, as more competitors enter the market, it will become more difficult to obtain business.

We have an evolving business model.

Our business model is one of innovation, including continuously working to expand our product lines and services to our clients, such as our expansion into the transfer agent and broker-dealer space as well as our foray into becoming an alternative trading system and acting as an administrative manager for companies;. It is unclear whether these services will be successful. Further, we continuously try to offer additional types of services, and we cannot offer any assurance that any of them will be successful. From time to time we may also modify aspects of our business model relating to our service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage this evolution effectively, which could damage our reputation, limit our growth, and negatively affect our operating results. The Company has also started business via StartEngine Private: The Company provides accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering.

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

Finally, the Company faces increasing competition via StartEngine Private which is the Company’s new venture in which the Company provides accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. As new competitors enter the market, acquisition of shares will become more difficult.

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

Item 5. Other Information.

Insider trading arrangements and Rule 10b5-1 Trading Plans.

During the quarter ended June 30, 2024, none of the Company’s officers or directors have entered into a contract, established a plan, or issued instructions that provides for the purchase or sale of any equity securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

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
Date: August 14, 2024
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer, principal financial officer, principal accounting officer and Director