Form 10-K/A
period 2023-12-31
STARTENGINE CROWDFUNDING, INC.
filed 2024-09-11
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2023, the last business day of the registrant’s most recently completed fourth fiscal quarter was $672,898,700 based upon the per share price in our most recent offering under Regulation A.

As of April 15, 2024, the registrant had 700,612,240 shares of Common Stock, 9,642,080 shares of Series T Preferred Stock, 204,810,720 shares of Series Seed Preferred Stock and 185,440,880 shares of Series A Preferred Stock*

*number of shares reflects the 20-for 1 forward split which occurred in May 2024.

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

EXPLANATORY NOTE

StartEngine Crowdfunding, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Filing” and, together with this Amendment, the “Form 10-K Filings”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024 (the “Original Filing Date”), to amend and restate disclosure regarding our subsidiary, StartEngine Private LLC, including its operations and accounting treatment of revenues and cost of revenues to Part I Item 1, Part II Item 7, and Part II Item 8 Note 2 (“Summary of Significant Accounting Policies”) to the Audited Consolidated Financial Statements for the fiscal year ended December 31, 2023 (“2023 FYE Financial Statements”). The Company also herein amends and restates and Note 5 (“Intangible Assets”) to the 2023 FYE Financial Statements with respect to disclosure concerning the Company’s acquisition of SeedInvest assets. Additionally, the Company amends and restates its Audited Consolidated Financial Statement for the fiscal year ended December 31, 2022 (“2022 FYE Financial Statements”), in compliance with the SEC’s “Statement on Issuer Disclosure and Reporting Obligations in Light of Rule 102(e) Order against BF Borgers CPA PC,” dated May 3, 2024, and corresponding disclosure in Part II Item 7 regarding changes to the 2022 FYE Financial Statements as a result of the re-audit by our current independent registered accounting firm, Haynie and Company. In addition, the Company also amended Part II, Item 9A. Controls and Procedures was amended to reflect these restatements.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including in this Amendment an amended and restated Part IV, Item 15 to include currently dated certifications pursuant to Section 302  and Section 906 of the Sarbanes-Oxley Act of 2002 (“SOX”) from the Company’s principal executive officer and principal financial officer.

On May 6, 2024, StartEngine Crowdfunding Inc. split its designated “Common Stock” and “Preferred Stock” on a 20 for 1 basis (the “Stock Split”). The total number of shares of Common Stock that the Company is authorized to issue was increased to 1,500,000,000 shares after the split. The total number of shares of Preferred Stock that the Company is authorized to issue was increased to 519,000,000 after the split. Accordingly, all share and per share amounts for all periods presented in this Amendment, the consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split.

This Amendment speaks as of the Original Filing Date of the Original Filing (unless otherwise noted or as the context otherwise requires). Unless expressly indicated, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures affected by subsequent events.

StartEngine Crowdfunding, Inc.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2023

Explanatory Note

Note About Forward-Looking Statements

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements. All statements contained in this Annual Report on Form 10-K/A other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K/A. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K/A may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

On May 5, 2023, StartEngine Crowdfunding, Inc. (“StartEngine”) completed an agreement to acquire substantially all of the assets of the SeedInvest business as conducted by Circle Internet Financial Limited through its subsidiary Pluto Holdings, LLC, a Delaware limited liability company (“Pluto Holdings”) and through SI Securities, LLC, a New York limited liability company (“SI Securities”), and SeedInvest Technology, LLC, a New York limited liability company, each a wholly-owned subsidiary of Pluto Holdings (“SeedInvest Technology,” collectively, with the assets acquired from Pluto Holdings and SI Securities, “SeedInvest”). The total consideration for the purchase is 19,200,000 shares of StartEngine’s common stock, which based on StartEngine’s most recent Regulation A offering price of $1.25 per share would be valued at $24 million.

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

StartEngine Venture club (formerly OWNers bonus) : The general public can become members of the StartEngine Venture club program on StartEngine’s website for $275 per year. The Venture club entitles members to 10% bonus shares on all investments they make in offerings on StartEngine where the issuer chooses to participate in the program. Issuers using our broker-dealer and funding portal services can choose to participate in our Venture club program with respect to the offerings they are making under Regulation A or Regulation CF. Those issuers will grant bonus shares in their offerings to members of the StartEngine Venture club program. The bonus shares are included in the offering statements filed with the SEC, and therefore offered and sold in reliance on Regulation A or Regulation CF, respectively.

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

StartEngine Private: The Company provides accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies (the “underlying securities”) via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC. StartEngine Adviser LLC is an exempt reporting adviser under Rule 203(m)-1 under the Investment Advisers Act of 1940. The SE Funds sell their membership interests in offerings that are exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and specifically Regulation D promulgated thereunder. Such offerings are marketed to accredited investors by the Company’s FINRA-member and SEC-registered broker-dealer subsidiary, StartEngine Primary LLC. The Company generates revenue to the extent it is able to sell underlying securities to an SE Fund. The Company treats the amount it receives for selling underlying securities as revenues, and the acquisition cost related such underlying securities as cost of revenues.  There are several factors that are used in pricing the securities of an SE Fund, including but not limited to:  the price (including transaction costs) the securities were purchased by the SE Fund’s affiliate, the time spent and costs involved by the SE Fund’s management team including those related to identifying, verifying, acquiring, and managing the investments, sales of the underlying securities  on the secondary market, as well as considerations are given for the illiquidity of private investments compared to publicly traded securities and investor interest in the SE Fund’s securities. The Company also believes that there is value added by allowing investors to have an economic interest in these companies with less hassle and smaller denominations than available in secondary markets.  Additionally, consideration is also given to broader economic and market conditions that might impact the valuation of private companies, such as industry trends, regulatory changes, and economic cycles.

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

As of April 15, 2024, we have hosted 75 Regulation A offerings, which have raised a total of approximately $282 million on our platforms, not including five offerings for StartEngine itself and 33 offerings of series of companies managed by StartEngine Assets, LLC. We believe the market for Regulation A will continue to grow as more companies become aware of the ability to raise capital through crowdfunding platforms. Because it permits a maximum raise of $75 million each 12 months, we believe this rule is well suited for small and midsize businesses. We have seen the demand increase significantly between 2019 and 2022, while contracting in 2023. Excluding offerings for StartEngine itself and its affiliates, we have hosted eight offerings in 2019, 13 offerings in 2020, 17 offerings in 2021, 22 offerings in 2022 and 13 offerings in 2023. The number of offerings hosted is based on the year launched and do not include offerings for StartEngine itself and the offerings of series for StartEngine Collectibles Fund I LLC. We believe the recent administrative change to increase the maximum offering amount from $50 million to $75 million and the change to permit SEC-reporting companies to make offerings in reliance on Regulation A has been and will continue to increase the size of the market and make Regulation A more appealing form of capital formation for some companies. We expect to continue to increase the number of companies who list their offerings on our platform, although we are likely to encounter competition from other platforms and from companies who seek to raise funds online without using a platform. Further, our broker-dealer capabilities will enable us to increase the scope of services offered to our clients.

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

StartEngine Private

The Company provides accredited investors the opportunity to purchase membership interests in funds that own shares of venture capital backed, late-stage private companies (the “underlying securities”) via its StartEngine Private product offering. The offerings are made in reliance on Rule 506(c) of Regulation D. The Company does not currently have a value on the potential market size for our membership interests; but in 2023, the SEC estimated there were approximately 19,444,975 accredited investor households in the United States. Additionally, we believe that the private equity and alternative investment markets are expected to grow significantly over the next several years.  The Company believes that there is interest from accredited investors to have an economic interest in the underlying securities where they do not have an interest in investing directly themselves (e.g., they do not want to invest the high minimum amount often required for companies at this stage) and/or do not have the time, financial, legal, and/or technical expertise to source these investments themselves.

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

Research and Development

StartEngine invested approximately $5,779,920 in 2023 and $4,667,596 in 2022 in research and development, product development, and maintenance.

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

PART II

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

Our Company

StartEngine Crowdfunding, Inc. was incorporated on March 19, 2014 in the State of Delaware. The Company was originally incorporated as StartEngine Crowdsourcing, Inc., but changed to the current name on May 8, 2014. The Company’s revenue-producing activities commenced in 2015 with the effectiveness of the amendments to Regulation A under the Securities Act adopted in response to Title IV of the JOBS Act. Operations expanded in 2016, as Regulation Crowdfunding, adopted in response to Title III of the JOBS Act, went into effect. On June 10, 2019, our subsidiary, StartEngine Primary LLC, was approved for membership as a broker-dealer with FINRA. The Company’s subsidiary, StartEngine Adviser LLC, filed as an exempt reporting advisor with the SEC on January 8, 2024.

Business and Trends

For Regulation A offerings, our broker-dealer subsidiary is permitted to charge commissions to the companies that raise funds on our platform. Regulation A offerings are subject to a commission ranging between 4% and 7% and usually include warrants to purchase shares of the Company or the securities that are the subject of the offering. The amount of commission is based on the risks and other factors associated with the offering. Since StartEngine Primary became a broker-dealer, we have also been permitted to charge commissions on Regulation D offerings hosted on our platform. We received a minimal amount of revenues from services related to Regulation D offerings in the periods under discussion. In Regulation Crowdfunding offerings, our funding portal subsidiary is permitted to charge commissions to the companies that raise funds on our platform. We typically charge 6% to 10% for Regulation Crowdfunding offerings on our platform. In addition, we charge additional fees to allow investors to use credit cards. We also generate revenue from services, which include a consulting package called StartEngine Premium priced at $10,000 to help companies who raise capital with Regulation Crowdfunding, as well as transfer agent services marketed as StartEngine Secure. We additionally charge a $1,000 fee for certain amendments we file on behalf of companies raising capital under Regulation Crowdfunding as well as fees to run the required bad actor checks for companies utilizing our services. The Company also receives revenues from other programs such as the StartEngine OWNers where we sell annual memberships of the StartEngine Venture Club (formerly OWNers bonus)  program for $275 per year, and StartEngine Secondary. We launched StartEngine Secondary on May 18, 2020 and generate revenues by charging trade commissions to the sellers of the shares. To date, StartEngine Secondary has a limited operating history. Through year end 2023, the Company itself as well as twenty-four additional companies are quoted on this platform. In Q3 2023, the Company began providing accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, an exempt reporting adviser.

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

In June 2022, we became a reporting company, for which we have incurred and will continue to incur higher internal costs related to the increased administrative burden as well as higher professional fees. On August 6, 2023, the Company launched “StartEngine Private”, a venture to provide accredited investors the opportunity to purchase membership interests in series which own shares of VC backed, and generally late-stage private companies (the “underlying securities”). The Company treats the amount it receives for selling underlying securities as revenues, and the acquisition cost related to such underlying securities as cost of revenues.

We additionally have engaged and trained and anticipate having to engage and train further additional compliance personnel, to better ensure continued compliance with FINRA and SEC regulatory requirements, and also in order to expand our broker-dealer operations. Further we anticipate hiring additional sales and marketing personnel to help increase our customer base with respect to both issuers as well as investors.

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

In May 2024, the Company engaged with their auditors to complete re-audit of its Audited Consolidated Financial Statement for the fiscal year ended December 31, 2022 in light of its anticipated capital raising activities to comply with the SEC’s “Statement on Issuer Disclosure and Reporting Obligations in Light of Rule 102(e) Order against BF Borgers CPA PC,” dated May 3, 2024. During this process, the Company discovered certain errors in previously reported financial statements for the year ended December 31, 2021, and the Company determined that several accounts required correction to be in accordance with US GAAP, and certain footnotes to such financial statements were required as a result of such changes. Accordingly, the Company made certain corrections to previously reported financial statements for the year ended December 31, 2021. These changes are reflected in the “Second Adjustment” column below.

The restatement also includes corrections for other errors identified as immaterial, individually and in aggregate, to our consolidated financial statements.

Description of Restatement Tables

The following tables present the impact of the restatements on our previously reported consolidated balance sheet, statement of operations for the year ended December 31, 2022 as well as the impact of correction to December 31, 2021 beginning balances. The changes are reflected in the consolidated statement of stockholders’ equity.

Balance Sheet:

	Year Ended December 31, 2022
	Previously
	Reported	Adjustment	As Restated
Assets
Current assets:
Cash	$15,460,469	$—	$15,460,469
Marketable securities	1,856	—	1,856
Accounts receivable, net of allowance	702,257	(23,585)	678,672	(c)
Other current assets	1,953,756	(649,452)	1,304,304	(d) (f)
Total current assets	$18,118,338	$(673,037)	$17,445,301

Property and equipment, net	$109,141	$—	$109,141
Investments - warrants	1,496,701	(1,289,806)	206,895	(a)
Investments - stock	6,479,340	1,464,477	7,943,817	(b)
Investments - Collectibles	3,072,227	(87,528)	2,984,699	(g)
Investments - Real Estate	2,136,628	—	2,136,628
Intangible assets	20,000	—	20,000
Other assets	66,603	—	66,603
Total assets	$31,498,978	$(585,894)	$30,913,084

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$284,371	$—	$284,371
Accrued liabilities	1,760,920	1,024,580	2,785,500	(e)
Deferred revenue	2,715,422	—	2,715,422
Total current liabilities	$4,760,713	$1,024,580	$5,785,293

Stockholders’ equity:
Series A Preferred Stock	$5,286,667	$—	$5,286,667
Series T Preferred Stock	983,634	—	983,634
Series Seed Preferred Stock	1,706,756	—	1,706,756
Common Stock	6,660	—	6,660
Additional paid-in capital	45,632,823	(213,548)	45,419,275	(f)
Noncontrolling interest	(13,251)	—	(13,251)
Accumulated deficit	(26,865,024)	(1,396,928)	(28,261,952)
Total stockholders' equity	$26,738,265	$(1,610,476)	$25,127,789
Total liabilities and stockholders’ equity	$31,498,978	$(585,896)	$30,913,082

Statement of Operations:

	Year Ended December 31, 2022
	Previously
	Reported	Adjustment	Second Adjustment	As Restated

Revenue	$24,360,685	$—	$(305,853)	$24,054,832
Cost of Revenue	6,368,629	682,270	—	7,050,899	(e)
General and administrative	8,723,615	881,760	(927,247)	8,678,128	(c) (d)
Sales and marketing	12,478,887	7,571	(277,511)	12,208,947	(c) (e)
Research and development	4,667,593	—	3	4,667,596
Change in fair value of warrants received for fees	169,520	1,289,806	(957,804)	501,522	(a)
Change in fair value of shares received for fees	21,863	(1,464,477)	489,483	(953,131)	(b)
Other Expense (Income)	(188,684)	—	—	(188,684)
Taxes - Other	63,563	$—	$—	$63,563
Net Loss	$(7,944,301)	(1,396,930)	1,367,223	(7,974,008)
Weighted average loss per share - basic and diluted	0.01			0.01

Descriptions of Misstatements

a.	Impairment of warrant compensation: While reviewing the Company’s warrant assets, it was determined that the value of the warrants received as compensation had not been subjected to a Black-Scholes pricing model to compute the warrant’s fair value. The Company had been impairing the warrants at a flat rate, which was not compliant with Generally Accepted Accounting Principles (“GAAP”). In reviewing the warrants using Black-Scholes modeling, the Company determined that an additional impairment based on a Black Scholes analysis was necessary as the value of the warrants at year end 2022 and 2021 were incorrectly valued. Additionally, an intercompany transaction for the transfer of assets between entities was reversed.
b.	Investments in common stock – fair value and impairment adjustment: The Company had historically performed a flat 33% impairment of shares received as compensation. In reviewing the investments in common stock, however, it was determined that the certain stocks held had increased in value based on subsequent raises hosted by the Company. Using the updated offer price per share, the Company adjusted the prior stock value to the new market value of the investments - stock. Additionally, the Company performed a more comprehensive analysis of the impairment to investments of common stock held and adjusted the impairment to be in line with the 33% estimated impairment for stocks that did not host an additional capital raise with the Company.
c.	Correction of receivable accounts: The Company determined that balances included in the accounts receivable, advertising loan and other reimbursable expense asset accounts were uncollectible, and the asset accounts were overstated as of December 31, 2022.
d.	Correction of prepaid expense amortization: The Company determined that the expense for purchases of software licenses were incurred, but not properly expensed during 2022.
e.	Correction of liability accounts: While reviewing the Company credit card expenses (“Ramp card”), payroll accrual and the bonus payable to employees it was determined that the liability accounts relating to the Company credit card expenses were not accrued for the correct amount at December 31, 2022.
f.	Reclassification of contra balance accounts: While reviewing the year-end balance sheet accounts, it was determined that several liability accounts incorrectly held debit or “contra liability” balances from items that should have been expensed in 2022. Additionally, an asset account held a credit or “contra asset” balance at December 31, 2022. The result of this error was an understatement of liability accounts, specifically accrued liabilities – marketing, and an overstatement of equity accounts.
g.	Reclassification of Collectible assets: While testing December 31, 2021 of the StartEngine Collectibles assets held for sale, it was determined that artwork had been incorrectly classified as comics, and Wine assets were overstated, resulting in an overstatement of assets.

Position and Adjusting Entries

The Company has determined that these transactions are not material in the years they occurred and conclude that prior financial reports can be relied upon. The Company’s determination is based on the following: The adjustments do not cause any changes to the previously reported cash balances as of the end of the period in 2022. The Company has determined that the adjustments have had little effect on the trend of earnings over the last three years. The Company reported losses in 2021 and 2022 prior to the adjustments and maintained a loss position in 2023.

Although management concluded that the adjustments to prior years financial statements are not material, management concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) and the Company’s internal control over financial reporting (as defined by Sections 13a-15(f) and 15d-15(f) of the Exchange Act) were not effective as of December 31, 2023. Management has included a reporting on its assessment of internal control over financial reporting, including a description of identified material weaknesses, remediation efforts made, and plans for further remediation in Item 9A, “Controls and Procedures.”

Operating Results

Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

The following table summarizes the results of our operations for the fiscal year ended December 31, 2023 as compared to the fiscal year ended December 31, 2022.

	Year Ended December 31,
	2023	2022	$ Change
		(Restated)

Revenues	$23,385,998	$24,054,832	$(668,834)

Cost of revenues	8,703,894	7,050,899	1,652,995

Gross profit	14,682,104	17,003,933	(2,321,829)

Operating expenses:
General and administrative	10,207,544	8,678,128	1,529,416
Sales and marketing	13,013,676	12,208,947	804,729
Research and development	5,779,920	4,667,596	1,112,324
Change in fair value of warrants received for fees	11,409	501,522	(490,113)
Impairment in value of shares received for fees	2,122,211	(953,131)	3,075,342
Total operating expenses	31,134,760	25,103,062	6,031,698

Operating income (loss)	(16,452,656)	(8,099,129)	(8,353,527)

Other expense (income), net:
Other expense (income), net	(144,290)	(188,684)	(44,394)
Total other expense (income), net	(144,290)	(188,684)	(44,394)

Income (loss) before provision for income taxes	(16,308,366)	(7,910,445)	(8,397,921)

Taxes - Other	67,112	63,563	3,549

Net income (loss)	(16,375,478)	(7,974,008)	(8,401,470)
Less: net loss attributable to noncontrolling interest	—	(9,124)	9,124
Net Income (loss) attributable to stockholders	$(16,375,478)	$(7,964,884)	$(8,410,594)

Revenues

Our revenues during the fiscal year ended December 31, 2023 were $23,385,998, which represented a decrease of $668,834, or 3%, from revenues in the same period in 2022. The following are the major components of our revenues during the year ended December 31, 2023 and 2022:

	Year Ended	Year Ended
	Ended December 31,	Ended December 31,
	2023	2022	$ Change
		(Restated)
Regulation Crowdfunding platform fees	$11,115,372	$11,160,511	$(45,139)
Regulation A commissions	1,197,178	4,539,132	(3,341,954)
StartEngine Premium	2,740,337	2,289,999	450,338
StartEngine Secure	1,426,320	1,311,930	114,390
StartEngine Private	2,709,621	—	2,709,621
Venture Club (formerly OWNers Bonus) revenue	4,002,656	4,106,643	(103,987)
Other service revenue	194,514	646,617	(452,103)

Total revenues	$23,385,998	$24,054,832	$(668,834)

The Company experienced mixed results depending on the service or products providing that particular stream of revenue during 2023. While we saw a decrease in a Regulation A commissions and other revenues, including related to the closing of StartEngine Assets, the decrease was muted by both continued growth in platform fees for Regulation CF as well as the introduction of the new StartEngine Private which began generating revenue in Q4 2023. Specifically, between the year-end December 31, 2023 as compared to the same period in 2022 we saw the following movements in revenue related to our products:

●	Decrease in Regulation Crowdfunding platform fees of $45,139 despite higher amounts raised by issuers in Regulation Crowdfunding offerings despite having fewer issuers. While raises in 2023 were higher than 2022, the Company recognizes revenue upon disbursement of funds to issuers, which can occur outside of the reporting period. Specifically, in 2023, the Company raised approximately $110 million from 277 issuers compared with 2022 raising approximately $102 million from 415 issuers.* Top 5 raises in 2023 raised $20.9 million of the $25 million maximum amount allowable to raise for 5 Regulation CF issuers vs $17.0 million in 2022.*
●	Decrease in Regulation A commissions of $3,341,954, due primarily to lower amounts raised in Regulation A offerings for its issuers. Specifically, in 2023, the Company raised approximately $15 million for issuers compared with 2022 raising approximately $60 million for issuers.*
●	Increase in revenues of $114,390 from StartEngine Secure, primarily due to a price increase for our services from $3 per investor to $10 per investor during Q4 2022, which compensated for a slight decrease in number of issuers utilizing the service. As of December 31, 2023, we had 539 companies compared with 570 companies as of December 31, 2022.
●	Increase in StartEngine Premium revenue of $450,338 due primarily to an increase in pricing of StartEngine Premium from $10,000 to $15,000 for issuers signed after Q2 2022.
●	Decrease in StartEngine Venture club (formerly OWNers bonus) revenue of $103,987 related to fewer sales of Venture club memberships during 2022 and continuing into 2023 compared to 2022. Venture club memberships are annual packages, which are recognized over 12 months, see Note 2 – “Revenue Recognition” to the accompanying financial statements, and therefore the performance of this product in terms of revenue recognition lags behind actual sales.
●	Decrease in other service revenue of $452,103. Other service revenue includes revenue from StartEngine Assets sales, which recorded sales of $47,773 in 2023 versus $397,715 in 2022.
●	Addition of StartEngine Private revenue of $2,709,621 due to the successful raise of 5 issuances in 2023, the service began in Q4 2023.

*Offerings can span multiple periods and the amount raised during a period is based on the amounts closed on during that period.

Cost of Revenues

Our cost of revenues during the year ended December 31, 2023 was $8,703,894, which represented an increase of $1,652,996, or 23% from the amounts during the same period in 2022 due to: increased costs related to due diligence on new issuers; StartEngine no longer passing through credit card costs to new issuers as of Q2 2023; and the addition of selling costs related to StartEngine Private (which includes the cost basis (including transaction costs) of the private company shares sold into the offerings). Our gross margin in the year ended December 31, 2022 decreased to 63% compared to 71% in 2022. This decrease is due to an increase in  employee headcount for further diligence on our issuers and investors, as well as higher transaction costs including escrow fees which the Company bears the cost on behalf of issuers as well as the addition of selling costs related to StartEngine Private, which commenced in Q4 2023. Specifically, the cost of revenues for StartEngine Private was $1,850,954 for the fiscal year ended December 31, 2023, and our gross margin for this product in 2023 was 32%.

Operating Expenses

Our total operating expenses during the year ended December 31, 2023 amounted to $31,134,760, which represented an increase of $6,031,698 or 24%, from the expenses in the same period in 2022. The increase in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $1,529,416 primarily due to the inclusion of amortization expense for the SeedInvest acquisition, which totaled $2,248,963 in 2023. This increase was offset by the decrease in payroll expenses of $986,161 as the Company maintained a smaller G&A headcount in 2023.
●	Increase in sales and marketing expenses of $804,729 primarily due to an increase in stock based compensation of $1,950,956 which is granted at a higher strike price of $1.25 per share compared to prior stock option grants. This increase was offset by a $1,173,710 decrease in marketing advertising expense as the Company focused on reducing expenses.
●	Increase in research and development expenses of $1,112,324 due to increased headcount as the Company focused on enhancing its platform and technology which lead to an increase of payroll and bonus expenses related to research and development of $342,615. Additionally, stock-based compensation increased $719,864 which was granted at a higher strike price of $1.25 per share compared to prior stock option grants.

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

Net Loss (Income)

Net loss attributable to shareholders totaled $16,375,478 for the year ended December 31, 2023, an increase of $8,410,594 compared to a net loss of $7,964,884 recognized during the year ended December 31, 2022. The primary drivers of this increase include the impairment warrants and write down of stock received by the company as compensation of $2,573,820. Additionally, the Company increased stock based compensation for employees by $3,063,977 due to the higher strike price of $1.25, and amortized the purchase of SeedInvest intangible assets of $2,248,963.

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

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Year Ended
	December 31,
	2023	2022	$ Change
		(Restated)
Net cash used in operating activities	$(8,726,936)	$(7,088,269)	$(1,638,667)
Net cash (used in) provided by investing activities	$393,684	$(1,122,996)	$1,516,680
Net cash provided by financing activities	$5,529,081	$3,067,749	$2,461,332

Our net loss attributable to stockholders during the year ended December 31, 2023 was $16,375,478, as compared to a net loss of $7,964,884 during the year ended December 31, 2022.

Cash used by operating activities for the year ended December 31, 2023 was $8,726,936 as compared to cash used by operating activities of $7,088,269 for the same period in 2022. The increase in cash used by operating activities in 2023 was primarily due to the net loss in the period as well as an increase in impairment expense for investment received for fees of $2,682,055.  This was offset by a $2,248,963 increase in amortization expense of the SeedInvest purchase, $3,063,978 increase in stock-based compensation, and finally $2,201,135 provided from deferred revenue not yet recognized.

Cash received from investing activities for the year ended December 31, 2023 was $393,684, as compared to cash used in investing activities of $1,122,996 in the same period in 2022. The cash used in 2022 relates to the purchase or collectible assets that are sold in our StartEngine Assets offerings and cash received in 2023 relates to the sale of certain collectibles.

Cash provided by financing activities was $5,529,081 and $3,067,749 for the year ended December 31, 2023 and December 31, 2022, respectively. The increase of cash inflow is primarily due to the increase in proceeds from sale of common stock of $2,692,797.

Balance Sheet

The following table summarizes our assets and liabilities as of December 31, 2023 as compared as of December 31, 2022:

	December 31,	December 31,
	2023	2022
		(Restated)
Assets
Current assets:
Cash	$12,656,298	$15,460,469
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	193,696	678,672
Other current assets	720,767	1,304,304
Total current assets	13,572,617	17,445,301

Property and equipment, net	119,723	109,142
Investments - warrants	195,487	206,895
Investments - stock	8,623,212	7,943,817
Investments - Private	4,357,083	—
Investments - Collectibles	2,446,121	2,984,699
Investments - Real Estate	2,136,628	2,136,628
Due from related party	209,190	—
Intangible assets	21,892,192	20,000
Other assets	42,138	66,600
Total assets	$53,594,391	$30,913,082

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$278,691	$284,371
Accrued liabilities	4,456,756	2,785,500
Deferred revenue	3,520,150	2,715,422
Total current liabilities	8,255,597	5,785,293

Total liabilities	8,255,597	5,785,293

The Company’s current assets decreased by $3,872,684 from December 31, 2022 to December 31, 2023. The decrease was primarily driven by a decrease in cash in the amount of $2,804,171 driven by its use in operating activities as well as a decrease in accounts receivable of $485,086 as the Company wrote off uncollectible receivables.

The Company’s long-term assets increased by $26,553,990 from December 31, 2022 to December 31, 2023. This was driven primarily by:

●	A $679,395 increase in stock investments which we earn as part of compensation for raising funds for issuers.
●	A $21,872,192 increase in intangible assets from the purchase of SeedInvest assets less the amortization for the period.
●	A $4,357,083 increase in StartEngine Private assets held.

Current liabilities increased by $2,470,304 which is primarily due to an increase in accrued liabilities of $1,671,256 due to an increase in investor deposits of $1,040,285 as well as an increase of deferred revenue of $804,728 for purchases of Venture club (formerly OWNers bonus)  and StartEngine Secure.

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

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of StartEngine Crowdfunding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of StartEngine Crowdfunding, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

In our report dated April 15, 2024, regarding the audit of the consolidated financial statements of the Company as of December 31, 2023, and for the year then ended, we expressed an opinion which included our audit of adjustments described in Note 1 that were applied to restate the December 31, 2022 financial statements to correct certain errors. At that time, we were not engaged to audit, review, or apply any procedures to the December 31, 2022 financial statements of the Company other than with respect to the adjustments. As described in Note 9, on May 3, 2024, the SEC instituted settled administrative and cease-and-desist proceedings against the prior auditor of the December 31, 2022 consolidated financial statements. Subsequently, we were engaged to re-audit the consolidated financial statements of the Company as of December 31, 2022 and for the year then ended. Our opinion on the December 31, 2022, re-audit is included herein.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S.

federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie & Company

Haynie & Company (ID #457)

Salt Lake City, Utah

September 11, 2024

We have served as the Company’s auditor since 2023

StartEngine Crowdfunding, Inc.

Consolidated Balance Sheets

December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022
		(Restated)
Assets
Current assets:
Cash	$12,656,298	$15,460,469
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	193,696	678,672
Other current assets	720,767	1,304,304
Total current assets	13,572,617	17,445,301

Property and equipment, net	119,723	109,142
Investments - warrants	195,487	206,895
Investments - stock	8,623,212	7,943,817
Investments - Private	4,357,083	—
Investments - Collectibles	2,446,121	2,984,699
Investments - Real Estate	2,136,628	2,136,628
Due from related party	209,190	—
Intangible assets	21,892,192	20,000
Other assets	42,138	66,600
Total assets	$53,594,391	$30,913,082

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$278,691	$284,371
Accrued liabilities	4,456,756	2,785,500
Deferred revenue	3,520,150	2,715,422
Total current liabilities	8,255,597	5,785,293

Total liabilities	$8,255,597	$5,785,293

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 207,000,000 shares authorized, 185,440,880 and 185,440,880 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectfully, liquidation preference of $5,310,409 and $5,310,409 at December 31, 2023 and December 31, 2022, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 99,000,000 shares authorized, 9,642,080 and 9,642,080 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively, liquidation preference of $1,414,172 and $1,414,486 at December 31, 2023 and December 31, 2022, respectively.	983,634	983,634
Series Seed Preferred Stock, par value $0.00001, 213,000,000 shares authorized, 204,810,720 and 204,810,720 and shares issued and outstanding at December 31, 2023 and December 31, 2022, respectfully, liquidation preference of $1,707,990 and $1,707,990 at December 31, 2023 and December 31, 2022, respectively.	1,706,756	1,706,756
Common stock, par value $0.00001, 1,500,000,000 shares authorized, 697,053,980 and 666,033,240 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively.	6,971	6,660
Additional paid-in capital	82,005,447	45,419,275
Noncontrolling interest	(13,251)	(13,251)
Accumulated deficit	(44,637,430)	(28,261,952)
Total stockholders’ equity	45,338,794	25,127,789
Total liabilities and stockholders’ equity	$53,594,391	$30,913,082

See accompanying notes to consolidated financial statements

StartEngine Crowdfunding, Inc.

Consolidated Statement of Operations

December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
		(Restated)
Revenues	$23,385,998	$24,054,832

Cost of revenues	8,703,894	7,050,899

Gross profit	14,682,104	17,003,933

Operating expenses:
General and administrative	10,207,544	8,678,128
Sales and marketing	13,013,676	12,208,947
Research and development	5,779,920	4,667,596
Change in fair value of warrants received for fees	11,409	501,522
Change in fair value of shares received for fees	2,122,211	(953,131)
Total operating expenses	31,134,760	25,103,062

Operating income (loss)	(16,452,656)	(8,099,129)

Other Expense (Income)
Other expense (income), net	(144,290)	(188,684)
Total other expense (income), net	(144,290)	(188,684)

Income (loss) before provision for income taxes	(16,308,366)	(7,910,445)

Taxes - Other	67,112	63,563

Net loss	(16,375,478)	(7,974,008)
Less: net loss attributable to noncontrolling interest	—	(9,124)
Net loss attributable to stockholders	(16,375,478)	$(7,964,884)

Weighted average loss per share - basic and diluted	$(0.02)	$(0.01)
Weighted average shares outstanding - basic and diluted	677,344,569	660,765,225

See accompanying notes to consolidated financial statements

StartEngine Crowdfunding, Inc.

Consolidated Statements of Stockholders’ Equity

December 31, 2023 and 2022

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Subscription	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Interest	Deficit	Total
Balance at December 31, 2021	185,440,880	$5,286,667	9,644,220	$983,852	204,958,760	$1,707,990	657,303,860	6,573	$39,240,479	$(367,831)	$(4,127)	$(18,938,969)	27,914,634
Impact of restatement	—	—	—	—	—	—	—	—	(515,911)	—	—	(1,367,223)	(1,883,134)
Balance at December 31, 2021 (Restated)	185,440,880	$5,286,667	9,644,220	$983,852	204,958,760	$1,707,990	657,303,860	$6,573	$38,724,568	$(367,831)	$(4,127)	$(20,306,192)	26,031,500
Sale of common stock	—	—	—	—	—	—	8,032,900	80	7,101,353	367,831	—	—	7,469,264
Offering costs (Restated)	—	—	—	—	—	—	—	—	(4,439,550)	—	—	—	(4,439,550)
Conversion of Preferred Stock to Common Stock	—	—	(2,140)	(218)	(148,040)	(1,234)	537,940	5	1,447	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	158,540	2	38,033	—	—	—	38,035
Stock compensation expense	—	—	—	—	—	—	—	—	3,993,424	—	—	—	3,993,424
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(9,124)	9,124	—
Net loss (Restated)	—	—	—	—	—	—	—	—	—	—	—	(7,964,884)	(7,964,884)
Balance at December 31, 2022 (Restated)	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	666,033,240	$6,660	$45,419,275	$—	$(13,251)	$(28,261,952)	25,127,789

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Subscription	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Interest	Deficit	Total
Balance at December 31, 2022	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	666,033,240	$6,660	$45,419,275	$—	$(13,251)	$(28,261,952)	25,127,789
Sale of common stock	—	—	—	—	—	—	9,105,220	91	10,161,973	—	—	—	10,162,064
Offering Costs	—	—	—	—	—	—	—	—	(4,719,370)	—	—	—	(4,719,370)
Exercise of stock options	—	—	—	—	—	—	2,715,520	28	86,362	—	—	—	86,390
Stock compensation expense	—	—	—	—	—	—	—	—	7,057,402	—	—	—	7,057,402
SeedInvest Acquisition	—	—	—	—	—	—	19,200,000	192	23,999,805	—	—	—	23,999,997
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,375,478)	(16,375,478)
Balance at December 31, 2023	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	697,053,980	$6,971	$82,005,447	$—	$(13,251)	$(44,637,430)	45,338,794

See accompanying notes to consolidated financial statements

StartEngine Crowdfunding, Inc.

Consolidated Statements of Cash Flows

December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
		(Restated)
Cash flows from operating activities:
Net loss attributable to stockholders	$(16,375,478)	$(7,964,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,155	13,090
Amortization	2,248,965	—
Bad debt expense	722,932	582,009
Fair value of warrants received for fees	—	(536,087)
Fair value of investments - other received for fees	(2,801,296)	(2,577,415)
Change in fair value of warrant investments	11,409	501,522
Impairment of investments - other received for fees	2,121,901	(953,131)
Stock-based compensation	7,057,402	3,993,424
Changes in operating assets and liabilities:
Accounts receivable	(237,956)	217,206
Other current assets	607,999	1,466,665
StartEngine Private stock purchases	(4,357,083)	—
Due from related parties	(317,007)	—
Accounts payable	(5,680)	(1,330,403)
Accrued liabilities	1,779,073	646,735
Deferred revenue	804,728	(1,147,000)
Net cash received (used) in operating activities	(8,726,936)	(7,088,269)

Cash flows from investing activities:
Investments - Collectibles purchases, gross	—	(1,058,305)
Investments - Collectibles sales, gross	417,421	—
Purchase of property and equipment	(23,737)	(64,691)
Net cash received (used) in investing activities	393,684	(1,122,996)

Cash flows from financing activities:
Proceeds from sale of common stock	10,162,061	7,469,264
Offering costs	(4,719,370)	(4,439,550)
Proceeds from exercise of employee stock options	86,390	38,035
Net cash provided by financing activities	5,529,081	3,067,749

(Decrease)in cash and restricted cash	(2,804,171)	(5,143,516)
Cash and restricted cash, beginning of period	15,460,469	20,603,985
Cash and restricted cash, end of period	$12,656,298	$15,460,469

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$67,112	$62,344
Non Cash Investing & Financing Activities
Purchase of SeedInvest Intellectual Property with Common Stock	$23,999,997	$—
Subscription Receivable as part of Common Stock	$—	$367,832

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

Stock Split

On May 5, 2024, StartEngine Crowdfunding Inc. split its designated “Common Stock” and “Preferred Stock” on a 20 for 1 basis. The total number of shares of Common Stock that the Company is authorized to issue was increased to 1,500,000,000 shares after the split. The total number of shares of Preferred Stock that the Company is authorized to issue was increased to 519,000,000 after the split. Accordingly, all share and per share amounts for all periods presented in the consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split.

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

In May 2024, the Company engaged with their auditors to complete re-audit of its Audited Consolidated Financial Statement for the fiscal year ended December 31, 2022 in light of its anticipated capital raising activities to comply with the SEC’s “Statement on Issuer Disclosure and Reporting Obligations in Light of Rule 102(e) Order against BF Borgers CPA PC,” dated May 3, 2024. During this process, the Company discovered certain errors in previously reported financial statements for the year ended December 31, 2021, and the Company determined that several accounts required correction to be in accordance with US GAAP, and certain footnotes to such financial statements were required as a result of such changes. Accordingly, the Company made certain corrections to previously reported financial statements for the year ended December 31, 2021. These changes are reflected in the “Second Adjustment” column below.

The restatement also includes corrections for other errors identified as immaterial, individually and in the aggregate, to our consolidated financial statements.

Description of Restatement Tables

The following tables present the impact of the restatements on our previously reported consolidated balance sheet, statement of operations for the year ended December 31, 2022 as well as the impact of correction to December 31, 2021 beginning balances. The changes are reflected in the consolidated statement of stockholders’ equity .

Balance Sheet:

	Year Ended December 31, 2022
	Previously
	Reported	Adjustment	As Restated
Assets
Current assets:
Cash	$15,460,469	$—	$15,460,469
Marketable securities	1,856	—	1,856
Accounts receivable, net of allowance	702,257	(23,585)	678,672	(c)
Other current assets	1,953,756	(649,452)	1,304,304	(d) (f)
Total current assets	$18,118,338	$(673,037)	$17,445,301

Property and equipment, net	$109,141	$—	$109,141
Investments - warrants	1,496,701	(1,289,806)	206,895	(a)
Investments - stock	6,479,340	1,464,477	7,943,817	(b)
Investments - Collectibles	3,072,227	(87,528)	2,984,699	(g)
Investments - Real Estate	2,136,628	—	2,136,628
Intangible assets	20,000	—	20,000
Other assets	66,603	—	66,603
Total assets	$31,498,978	$(585,894)	$30,913,084

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$284,371	$—	$284,371
Accrued liabilities	1,760,920	1,024,580	2,785,500	(e)
Deferred revenue	2,715,422	—	2,715,422
Total current liabilities	$4,760,713	$1,024,580	$5,785,293

Stockholders’ equity:
Series A Preferred Stock	$5,286,667	$—	$5,286,667
Series T Preferred Stock	983,634	—	983,634
Series Seed Preferred Stock	1,706,756	—	1,706,756
Common Stock	6,660	—	6,660
Additional paid-in capital	45,632,823	(213,548)	45,419,275	(f)
Noncontrolling interest	(13,251)	—	(13,251)
Accumulated deficit	(26,865,024)	(1,396,928)	(28,261,952)
Total stockholders' equity	$26,738,265	$(1,610,476)	$25,127,789
Total liabilities and stockholders’ equity	$31,498,978	$(585,896)	$30,913,082

Statement of Operations:

	Year Ended December 31, 2022
	Previously
	Reported	Adjustment	Second Adjustment	As Restated

Revenue	$24,360,685	$—	$(305,853)	$24,054,832
Cost of Revenue	6,368,629	682,270	—	7,050,899	(e)
General and administrative	8,723,615	881,760	(927,247)	8,678,128	(c) (d)
Sales and marketing	12,478,887	7,571	(277,511)	12,208,947	(c) (e)
Research and development	4,667,593	—	3	4,667,596
Change in fair value of warrants received for fees	169,520	1,289,806	(957,804)	501,522	(a)
Change in fair value of shares received for fees	21,863	(1,464,477)	489,483	(953,131)	(b)
Other Expense (Income)	(188,684)	—	—	(188,684)
Taxes - Other	63,563	$—	$—	$63,563
Net Loss	$(7,944,301)	(1,396,930)	1,367,223	(7,974,008)
Weighted average loss per share - basic and diluted	0.01			0.01

Descriptions of Misstatements

a.	Impairment of warrant compensation: While reviewing the Company’s warrant assets, it was determined that the value of the warrants received as compensation had not been subjected to a Black-Scholes pricing model to compute the warrant’s fair value. The Company had been impairing the warrants at a flat rate, which was not compliant with Generally Accepted Accounting Principles (“GAAP”). In reviewing the warrants using Black-Scholes modeling, the Company determined that an additional impairment based on a Black Scholes analysis was necessary as the value of the warrants at year end 2022 and 2021 were incorrectly valued. Additionally, an intercompany transaction for the transfer of assets between entities was reversed.
b.	Investments in common stock – fair value and impairment adjustment: The Company had historically performed a flat 33% impairment of shares received as compensation. In reviewing the investments in common stock, however, it was determined that the certain stocks held had increased in value based on subsequent raises hosted by the Company. Using the updated offer price per share, the Company adjusted the prior stock value to the new market value of the investments - stock. Additionally, the Company performed a more comprehensive analysis of the impairment to investments of common stock held and adjusted the impairment to be in line with the 33% estimated impairment for stocks that did not host an additional capital raise with the Company.
c.	Correction of receivable accounts: The Company determined that balances included in the accounts receivable, advertising loan and other reimbursable expense asset accounts were uncollectible, and the asset accounts were overstated as of December 31, 2022.
d.	Correction of prepaid expense amortization: The Company determined that the expense for purchases of software licenses were incurred, but not properly expensed during 2022.
e.	Correction of liability accounts: While reviewing the Company credit card expenses (“Ramp card”), payroll accrual and the bonus payable to employees it was determined that the liability accounts relating to the Company credit card expenses were not accrued for the correct amount at December 31, 2022.
f.	Reclassification of contra balance accounts: While reviewing the year-end balance sheet accounts, it was determined that several liability accounts incorrectly held debit or “contra liability” balances from items that should have been expensed in 2022. Additionally, an asset account held a credit or “contra asset” balance at December 31, 2022. The result of this error was an understatement of liability accounts, specifically accrued liabilities – marketing, and an overstatement of equity accounts.

g.	Reclassification of Collectible assets: While testing December 31, 2021 of the StartEngine Collectibles assets held for sale, it was determined that artwork had been incorrectly classified as comics, and Wine assets were overstated, resulting in an overstatement of assets.

Position and Adjusting Entries

The Company has determined that these transactions are not material in the years they occurred and conclude the prior financial reports can be relied upon. The Company’s determination is based on the following: The adjustments do not cause any changes to the previously reported cash balances as of the end of the period in 2022. The Company has determined that the adjustments have had little effect on the trend of earnings over the last three years. The Company reported losses in 2021 and 2022 prior to the adjustments and maintained a loss position in 2023.

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

Principles of Consolidation

The consolidated financial statements include the accounts of StartEngine Crowdfunding, Inc.’s wholly-owned subsidiaries, StartEngine Capital LLC, StartEngine Secure LLC, StartEngine Primary LLC, StartEngine Assets LLC, StartEngine Advisor LLC and StartEngine Private Manager LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023 and 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

Level 1

Investments: Marketable securities are made up of mutual funds and shares of common stock that are valued based on quoted prices in active markets.

Level 2

Investments - warrants (public portfolio): Fair value measurements of warrants of publicly traded portfolio companies are valued based on the Black-Scholes option pricing model. The model uses the price of publicly traded companies (underlying stock price), stated strike prices, warrant expiration dates, the risk-free interest rate and market-observable volatility assumptions based on comparable public companies.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Marketable securities	1,856	—	—	1,856
Investment - warrants	—	—	195,487	195,487
Investment - stock	381,897	—	8,241,315	8,623,212
Non-Fungible Token ("NFT")	730	—	—	730
	$384,483	$—	$8,436,802	$8,821,285

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Marketable securities	1,856	—	—	1,856
Investment - warrants (Restated)	—	—	206,895	206,895
Investment - stock (Restated)	—	—	7,943,817	7,943,817
Cryptocurrency	16,604	—	—	16,604
Non-Fungible Token ("NFT")	47,868	—	—	47,868
	$66,328	$—	$8,150,712	$8,217,040

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the year ended December 31, 2023 and 2022 as it relates to Investments – warrants and Investments – stocks:

Investments-
Warrants
Fair value at December 31, 2022	$206,895
Receipt of warrants	—
Change in fair value of warrants	(11,409)
Fair value at December 31, 2023	$195,487

Investments-
Warrants
Fair value at December 31, 2021 (Restated)	$172,330
Receipt of warrants (Restated)	536,087
Change in fair value of warrants (Restated)	(501,522)
Fair value at December 31, 2022 (Restated)	$206,895

Investments-
Stock
Fair value at December 31, 2022	$7,943,817
Receipt of stock	2,801,296
Change in fair value of stock	(2,121,901)
Fair value at December 31, 2023	$8,623,212

Investments-
Stock
Fair value at December 31, 2021 (Restated)	$4,413,271
Receipt of stock (Restated)	2,577,415
Change in fair value of stock (Restated)	953,131
Fair value at December 31, 2022 (Restated)	$7,943,817

The following range of variables were used in valuing Level 3 warrant assets during the years ended December 31, 2023 and 2022:

	2023	2022
Expected life (years)	1.42 - 3.58	2.42 - 4.58
Risk-free interest rate	3.84 - 3.84%	3.99%
Expected volatility	36.0 - 102.0%	25.0 - 89.0%
Annual dividend yield	0%	0%
Underlying share values	$0.30 – $100.00	$0.30 – $100.00
Strike Prices	$0.30 – $100.00	$0.30 – $100.00

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

Accounts Receivable

Accounts receivable are recorded at the recognized amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance for doubtful accounts as of December 31, 2023 and December 31, 2022 was $179,388 and $357,709, respectively. Bad debt expense for the year ended December 31, 2023 and 2022 was $722,932 and $582,009, respectively.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment in our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) whether the issuer has made an offering in the current year, (ii) if so, the valuation of the stock in the offering, and (iii) if not, the Company will write down the stock value at a flat 33% rate. As the stock received from customers has no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, plus adjustments for gross up, less write downs in accordance with ASC 321-10. During the year ended December 31, 2023 and 2022, the Company received stock with a cost of $2,801,296 and $2,577,415, respectively, as payment for fees. During the year ended December 31, 2023 and 2022, write down expense related to shares received amounted to $2,121,901 for 2023, and gross up adjustment related to shares received amounted to $953,131, respectively.

Investments – Private

The Company purchases shares of venture capital backed, late-stage private companies and records the purchases at cost. The cost of the underlying asset includes the purchase price and acquisition expenses, which include all fees, costs and expenses incurred in connection with the evaluation, investigation, and acquisition of the underlying securities. The Company purchases the private company shares either directly or through other special purpose vehicles and after a certain period of time sells its investment to an StartEngine Fund.  Each time the company sells shares to the StartEngine Funds, it reduces its holdings by the cost basis of the sale.

Below is a breakdown of the StartEngine Private assets by industry held at the end of the reporting period, each of these investments are small minority stakes in the underlying companies.

Industry	Investment
Video Games	643,558
Fintech	901,784
AI Hardware	1,040,039
Sales Technology	754,868
Messaging Platforms	403,495
Software Development	613,339
Total	4,357,083

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

The below is a breakdown of the types of collectibles and their value held as of December 31, 2023 and 2022:

	Period Ended December 31,	Period Ended December 31,
	2023	2022
		(Restated)
Wine	$278,360	$388,587
Trading Cards	466,484	486,657
Artwork	1,322,942	1,287,378
Comic Books	324,477	704,477
NFT	730	64,472
Watches	53,128	53,128

Total collectibles	$2,446,121	$2,984,699

Investments – Real Estate

The Company has invested $2,136,628 to purchase a membership interest in an LLC that owns one residential apartment building in California as of December 31, 2023. The company values this interest via the adjusted cost measurement alternative per ASC 321-10-35-2, noting it records the initial measurement at fair value, and in subsequent reporting periods, reports changes in the fair value of such equity investments in net income. As the underlying building does not have a readily available fair market value, the company alternatively measures the investment at cost, minus impairment, if any, plus or minus adjustments through income for observable price changes. To date, the investment has not had any observable price changes, and as such, has not been impaired.

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

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs of $4,719,370 and $4,439,550 were charged to stockholders’ equity during the year ended December 31, 2023 and 2022, respectively.

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

The Company provides services to investors branded the StartEngine Venture club (formerly OWNers bonus)  program. The general public can become members of the StartEngine Venture club program on StartEngine’s website for $275 per year. The Venture club entitles members to 10% bonus shares on all investments they make in offerings on StartEngine where the issuer chooses to participate in the program. Issuers using our broker-dealer and funding portal services can choose to participate in our Venture program with respect to the offerings they are making under Regulation A or Regulation CF. Those issuers will grant bonus shares in their offerings to members of the StartEngine Venture club program. The bonus shares are included in the offering statements filed with the SEC, and therefore offered and sold in reliance on Regulation A or Regulation CF, respectively. The OWNers program provides member priority access to certain collectibles being offered through one of our subsidiary Series LLC offerings, notification of new bonus eligible launches and the ability to move to the front of the line on investment waitlists, and lower trading fees on StartEngine Secondary. The Company recognizes the revenue associated with memberships over 12 months, which is the term of the membership. There are no significant judgments related to this revenue stream.

The Company provides accredited investors the opportunity to purchase membership interests in funds  (“SE Funds”) which own shares of venture capital backed, late-stage private companies (the “underlying securities”) via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC (“SE Adviser”), which is a subsidiary of the Company that is an investment adviser that qualifies as an Exempt Reporting Adviser under Rule 203(m)-1 under the Investment Advisers Act of 1940. The SE Funds sell their membership interests in offerings that are exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and specifically Regulation D promulgated thereunder. Such offerings are marketed to accredited investors by the Company’s FINRA-member and SEC-registered broker-dealer subsidiary, StartEngine Primary LLC. The Company purchases the underlying securities either directly or through other special purpose vehicles and after a certain period of time sells the underlying securities to an SE Fund.  The Company can recognize gross revenue to the extent it is able to sell underlying securities to an SE Fund. The Company treats the amount it receives for selling underlying securities as revenues, and the acquisition cost related such underlying securities as cost of revenues. There are several factors that are used in pricing the securities of an SE Fund, including but not limited to: the price (including transaction costs) the securities were purchased by the SE Fund’s affiliate, the time spent and costs involved by the SE Fund’s management team including those related to identifying, verifying, acquiring, and managing the investments, sales of the underlying securities on the secondary market, as well as considerations are given for the illiquidity of private investments compared to publicly traded securities and investor interest in the SE Fund’s securities. The Company also believes that there is value added by allowing investors to have an economic interest in these companies with less hassle and smaller denominations than available in secondary markets. Additionally, consideration is also given to broader economic and market conditions that might impact the valuation of private companies, such as industry trends, regulatory changes, and economic cycles. The Company takes principal risk in its acquisition of the private company shares and can recognize gross revenue to the extent it is able to sell underlying securities to an SE Fund.  The Company treats the amount it receives for selling underlying securities as gross revenues, and the acquisition cost related such underlying securities as cost of revenues. Revenue can be recognized upon each such transaction with an StartEngine Fund. The Company also provides other ancillary bundled professional services, which are recognized as such services are rendered.

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

During the year ended December 31, 2023 and 2022, revenue was made up of the following categories associated with the above described services:

	Year	Year
	Ended December 31,	Ended December 31,
	2023	2022
		(Restated)
Regulation Crowdfunding platform fees	$11,115,372	$10,278,596
Regulation A commissions	1,197,178	5,421,047
StartEngine Premium	2,740,337	2,289,999
StartEngine Secure	1,426,320	1,311,930
StartEngine Private	2,709,621	—
Venture Club (formerly OWNers Bonus) revenue	4,002,656	4,106,643
Other service revenue	194,514	646,617

Total revenues	$23,385,998	$24,054,832

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, certain software subscription fees that are required to provide services to our issuers, and for StartEngine Private acquisition costs related to underlying securities that it has sold to an SE Fund. Our cost of revenues during the fiscal years ended December 31, 2023 and December 31, 2022 was $8,703,894 and $7,050,899, respectively. The cost of revenues for StartEngine Private was $1,850,954 and $0 for the fiscal year ended December 31, 2023 and 2022.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to our website and future product offerings, email and other tools that are utilized for client related services and outreach. During the year ended December 31, 2023 and 2022, research and development costs were $5,779,920 and $4,667,596, respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The Company also evaluates tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more likely than not" of being sustained upon examination by the tax authorities. The Company recognizes the effect of any uncertain tax positions in its financial statements in accordance with ASC 740. Penalties and interest related to unrecognized tax benefits are recorded in Other Expense.

Income tax expense includes U.S. federal, state, and local income taxes. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year.

Tax returns are subject to examination by taxing authorities, and the Company is currently under examination for certain jurisdictions. The Company’s current open tax years are calendar year 2023 and 2022. Any adjustments resulting from such examinations may affect the Company’s provision for income taxes and its effective tax rate. The Company regularly evaluates the adequacy of tax-related reserves based on developments in the various jurisdictions in which it operates.

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the year ended December 31, 2023 and 2022 as the effects would be anti-dilutive. See Note 7 for outstanding stock-options as of December 31, 2023 and 2022. The weighted average shares outstanding – diluted is calculated as follows for the period ended December 31, 2023 and 2022:

December 31,
2023
Weighted average shares outstanding - basic	677,344,569
Weighted average shares outstanding - diluted	677,344,569

December 31,
2022
Weighted average shares outstanding - basic	660,765,225
Weighted average shares outstanding - diluted	660,765,225

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Marketable Securities

The Company’s marketable securities are classified as either available-for-sale, trading, or held-to-maturity in accordance with ASC 320, Investments—Debt and Equity Securities. These securities are recorded at fair value, with unrealized gains and losses recognized in accordance with the guidance outlined in ASC 320-10.

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

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the year ended December 31, 2023 and 2022 as it relates to Investments – warrants:

	Beginning balance	Received for fees	Change in fair value	Ending balance
2022	172,330	536,087	(501,522)	206,895
2023	206,895	741	(12,149)	195,487

Investments – Stock

Investments - stock, as described in Note 2, consist of shares the Company holds in various companies that launched on its platform received in exchange for services provided. The shares are recorded at cost and adjusted to the value of the stock price in an issuance within the current year or written down 33% if there is no issuance in the current year.

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the year ended December 31, 2023 and 2022 as it relates to Investments – stocks:

	Beginning balance	Received for fees	Change in fair value	Ending balance
2022	4,413,271	2,577,415	953,131	7,943,817
2023	7,943,817	2,801,296	(2,121,901)	8,623,212

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	December 31, 2023	December 31, 2022
Computer equipment	$160,784	$137,048
Software	3,753	3,753
Total property and equipment	164,537	140,801
Accumulated depreciation	(44,814)	(31,659)
	$119,723	$109,142

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

The Company considers various factors that may indicate impairment of the customer list, including but not limited to:

●	Declines in customer retention rates.
●	Reductions in revenue per customer.
●	Changes in market conditions affecting the value of the customer relationships.
●	Strategic shifts that alter the utility of the acquired customer list.

As of December 31, 2023, the gross carrying amount of the purchase was $24,121,040, accumulated amortization is $2,248,848 and the estimated aggregate amortization for the five succeeding fiscal years is $17,229,315. The breakdown of each of the five succeeding fiscal years amortization is below.

2024	3,445,863
2025	3,445,863
2026	3,445,863
2027	3,445,863
2028	3,445,863
Total	17,229,315

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2023, the Company has authorized the issuance of 519,000,000 shares of our preferred stock with par value of $0.00001. Of these authorized shares, 207,000,000 are designated as Series A, 99,000,000 are designated as Series T, and 213,000,000 are designated as Series Seed.

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

Series T Preferred Stock

The Series T have liquidation priority over the Series Seed and common stock. In the event of the liquidation, dissolution or winding up of the Company, the Series T shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, before any payment is made to Series Seed or common stock, liquidation distributions, which will be paid ratably with the Series A in proportion to its respective liquidation preference. Holders of Series T will receive an amount equal to $0.1465 per share, as adjusted, plus all declared and unpaid dividends thereon to the date fixed for such distribution. If upon such event the assets of the Company legally available for distribution are insufficient to permit payment of the full preferential amount, the entire assets available for distribution to stockholders shall be distributed to the holders of the Series A and Series T ratably in proportion to the full preferential amounts for which they are entitled. The Series T votes on an as-converted basis. The Series T is convertible by the holder at any time after issuance at the conversion price, which equates to a one-to-one basis for common stock. The Series T is automatically convertible into common stock upon the earlier of 1) the vote or written consent of at least a majority of the voting power represented by the then outstanding shares of preferred stock or 2) the closing of a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, coverts the offer and sale of common stock at an offering price of not less than $0.14667 per share, as adjusted, with aggregate gross proceeds to the Company of not less than $15,000,000. In addition, the Series T has various anti-dilution provisions which take into account future sales and issuances of common stock and other dilutive instruments.

Series Seed Preferred stock

The Series Seed have liquidation priority over the common stock. In the event of the liquidation, dissolution or winding up of the Company, the Series Seed shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, after any payment made to Series A and Series T, but before any payment is made to the Company’s common stock, an amount equal to $0.0083 per share, as adjusted, plus all declared and unpaid dividends thereon to the date fixed for such distribution. If upon such event the assets of the Company legally available for distribution are insufficient to permit payment of the full preferential amount, the entire assets available for distribution to stockholders shall be distributed to the holders of Series A and Series T first, then ratably in proportion to the full preferential amounts for which they are entitled to the Series Seed. The Series Seed votes on an as-converted basis. The Series Seed is convertible by the holder at any time after issuance at the conversion price, which equates to a one-to-one basis for common stock. The Series Seed is automatically converted into common stock upon the earlier of 1) the vote or written consent of at least a majority of the voting power represented by the then outstanding shares of preferred stock or 2) the closing of a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, converts the offer and sale of common stock at an offering price of not less than $0.14317 per share, as adjusted, with aggregate gross proceeds to the Company of not less than $15,000,000. In addition, the Series Seed has various anti-dilution provisions which take into account future sales and issuances of common stock and other dilutive instruments.

Common Stock

As of December 31, 2023 we had authorized the issuance of 1,500,000,000 shares of our common stock with par value of $0.00001. As described in Note 1, concurrently with a stock split, we increased the authorized shares of common stock to 1,500,000,000.

During the year ended December 31, 2023, the Company sold 9,105,220 shares of common stock through its Regulation A offering for gross proceeds of $10,162,061 and incurred offering costs of $4,719,370.

During the year ended December 31, 2022, the Company sold 8,032,900 shares of common stock through its Regulation A offering for gross proceeds of $7,469,264 and incurred offering costs of $4,539,550.

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

The Company valued options granted under the 2015 Plan under ASC 718 using the Black-Scholes pricing model. The granted options in 2023 and 2022 have exercise prices ranging from $0.2165 to $1.25, generally vest over four years and expire in ten years. The stock options granted during the year ended December 31, 2023 and 2022 were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

	2023	2022
Expected life (years)	6.5	6.5
Risk-free interest rate	3.6%	2.5%
Expected volatility	45.7%	45.7%
Annual dividend yield	0%	0%

The weighted average grant date fair values of options granted during the years ended December 31, 2023 and 2022 were $0.99 and $0.73 per option, respectively. The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the Company’s employee stock options.

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

A summary of the Company’s stock option activity and related information is as follows.

			Weighted
		Weighted	average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term
Outstanding at December 31, 2021	141,596,660	$0.1180	6.50
Granted	26,011,240	0.7295
Exercised	(158,540)	0.1800
Expired/Cancelled	(15,420,160)	0.4145
Outstanding at December 31, 2022	152,029,200	$0.1995	6.50
Granted	45,576,920	0.9900
Exercised	(2,676,100)	0.0275
Expired/Cancelled	(9,181,140)	0.7180
Outstanding at December 31, 2023	185,748,880	$0.1995	6.50
Exercisable at December 31, 2023	123,049,620	$0.1380	6.50
Vested and expected to vest at December 31, 2023	185,748,880	$0.0100	6.50

During the years ended December 31, 2023 and 2022, employees exercised their vested options to purchase 2,676,100 and 158,540 shares of common stock, and the Company received aggregate exercise proceeds of $86,390 and $38,035, respectively. The intrinsic value of the options exercised was $3,394,400 and $925,607 during the year ended December 31, 2023 and 2022, respectively.

Stock option expense for the years ended December 31, 2023 and 2022 was $7,057,401 and $3,993,425, respectively, and are included within the consolidated statements of operations as follows:

	2023	2022
Cost of revenues	$743,087	$299,881
General and administrative	1,220,932	1,327,114
Sales and marketing	4,001,941	1,994,853
Research and development	1,091,441	371,577
Total	$7,057,401	$3,993,425

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

The U.S. Federal Statutory Tax Rate for 2023 is 21%. The reconciliation of the expected income tax expense (benefit) and the actual income tax expense (benefit) is as follows:

	2023		2022
Expected Federal income tax expense (benefit)	(3,424,757)	21.00%	(1,661,193)	21.00%
State income tax expense (benefit)	(1,141,586)	7.00%	(553,731)	7.00%
Stock option compensation	926,072	(5.68)%	1,118,159	(14.14)%
Section 162(m) Limitation	364,000	(2.23)%	711,245	(8.99)%
Warrants issued	-	0.00%	(150,105)	1.90%
Other permanent differences	(3,577)	0.02%	(27,695)	0.35%
Prior Year True-Up Adjustments	(3,117,890)	19.12%	(713,419)	9.02%
Change in Valuation Allowance	6,397,738	(39.23)%	1,276,739	(16.14)%
Total income tax expense (benefit)	-		-	-

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

Net deferred income tax assets (liabilities) are comprised of the following:

	2023	2022
Deferred tax assets (liabilities)
Net Operating Loss Carryovers	5,457,368	3,283,454
Credit Carryovers	2,127,544	1,390,684
Capitalized Research and Development	1,752,064	732,731
Reserves and Allowances	50,229	100,159
Capital Loss Carryover	21,557	22,425
Depreciation	1,922	(8,590)
Deferred Tax Assets	9,410,684	5,520,863
Less: Valuation Allowance	(9,410,684)	(5,520,863)
Net Deferred Tax Assets	-	-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after December 31, 2023 through September 11, 2024.

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

On May 3, 2024, the SEC instituted administrative and cease-and-desist proceedings against BF Borgers CPA PC and its sole audit partner Benjamin Borger. BF Borgers was the prior auditor of the December 31, 2022 consolidated financial statements. As a result, the Company has re-audited its annual consolidated financial statements for the fiscal year ended December 31, 2022, which are included herein.

On March 25, 2024, the Company granted 13,480,000 options with a strike price of $1.25 per share to employees.

On June 14, 2024, the Company granted 9,160,000 options with a strike price of $1.25 per share for 7,160,000 options to employees and $1.38 for 2,000,000 options to Howard Marks, CEO.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, who is also our principal financial officer, has evaluated as of the end of the period covered by this Annual Report on Form 10-K/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer who also serves as our Principal Financial Officer concluded our disclosure controls and procedures were not effective as of December 31, 2023, based on material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act). The Company’s internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
●	Provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

●	Material asset and liability general ledger accounts were not reconciled to support schedules;
●	Investment securities were not counted or reconciled to detail records;

●	Stock and warrants held as investments were not valued using fair value accounting or cost method less adjustments for estimated impairments (stock investments) or using a modified Black-Scholes option pricing model (warrant investments) per the Company’s stated policies. Also, period end procedures did not include revaluing investments under Company policies and the inclusion of sufficient detail in the support schedules and general ledger accounts to draft financial statement disclosures that properly list investments in the fair value hierarchy, reconcile changes in level 3 investments, and present that variables used in valuing investments;
●	Financial spreadsheets used to support prepaid assets lacked adequate review and were susceptible to formula and manual input errors; and
●	Payroll was recorded on a cash basis, rather than an accrual basis, during the fiscal year.

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

For a complete description of errors in the Company’s previously reported financial statements for the fiscal year ended December 31, 2022 and December 31, 2021, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement.”

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

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-1 to F-26 of this annual report on Form 10-K/A

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
Date: September 11, 2024
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard Marks
Howard Marks, Chief Executive Officer, principal financial
officer, principal accounting officer and Director
Date: September 11, 2024

/s/ Ronald Miller
Ronald Miller, Director and Chairman
Date: September 11, 2024