Form 10-Q
period 2024-09-30
STARTENGINE CROWDFUNDING, INC.
filed 2024-11-14
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, there were 700,622,717 shares of Common Stock, par value $0.00001 per share, of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023

Assets
Current assets:
Cash	$8,208,901	$12,656,298
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	928,477	193,696
Other current assets	986,288	720,767
Total current assets	10,125,522	13,572,617

Property and equipment, net	125,239	119,723
Investments - warrants	195,487	195,487
Investments - stock	9,069,365	8,623,212
Investments - Private	4,912,225	4,357,083
Investments - Collectibles	2,466,196	2,446,121
Investments - Real Estate	1,911,458	2,136,628
Due from related party	209,360	209,190
Intangible assets	19,320,763	21,892,192
Other assets	33,850	42,138
Total assets	$48,369,465	$53,594,391

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$367,321	$278,691
Accrued liabilities	5,248,425	4,456,756
Deferred revenue	2,752,682	3,520,150
Total current liabilities	8,368,428	8,255,597

Total liabilities	$8,368,428	$8,255,597

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 207,000,000 shares authorized, 185,440,880 and 185,440,880 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectfully, liquidation preference of $5,310,409 and $5,310,409 at September 30, 2024 and December 31, 2023, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 99,000,000 shares authorized, 9,642,080 and 9,642,080 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively, liquidation preference of $1,414,486 and $1,414,486 at September 30, 2024 and December 31, 2023, respectively.	983,634	983,634
Series Seed Preferred Stock, par value $0.00001, 213,000,000 shares authorized, 204,810,720 and 204,810,720 and shares issued and outstanding at September 30, 2024 and December 31, 2023, respectfully, liquidation preference of $1,707,990 and $1,707,990 at September 30, 2024 and December 31, 2023, respectively.	1,706,756	1,706,756
Common stock, par value $0.00001, 1,500,000,000 shares authorized, 700,622,717 and 693,116,200 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	7,006	6,971
Additional paid-in capital	90,496,349	82,005,447
Noncontrolling interest	(13,251)	(13,251)
Accumulated deficit	(58,466,124)	(44,637,430)
Total stockholders’ equity	40,001,037	45,338,794
Total liabilities and stockholders’ equity	$48,369,465	$53,594,391

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(Revised)		(Revised)
Revenues	$9,578,992	$5,701,917	$31,203,200	$15,660,161

Cost of revenues	5,411,753	1,715,915	16,352,935	4,623,131

Gross profit	4,167,239	3,986,002	14,850,265	11,037,030

Operating expenses:
General and administrative	3,747,628	2,766,779	9,636,328	6,692,247
Sales and marketing	4,571,491	3,470,654	11,904,156	9,317,490
Research and development	1,909,006	1,701,921	5,695,599	4,159,141
Change in fair value of shares received for fees	731,611	476,999	1,390,073	1,430,997
Total operating expenses	10,959,736	8,416,353	28,626,156	21,599,875

Operating income (loss)	(6,792,497)	(4,430,351)	(13,775,891)	(10,562,845)

Other Expense (Income)
Other expense (income), net	(20,718)	(20,286)	(43,301)	(65,462)
Total other expense (income), net	(20,718)	(20,286)	(43,301)	(65,462)

Income (loss) before provision for income taxes	(6,771,779)	(4,410,065)	(13,732,590)	(10,497,383)

Taxes - Other	14,185	39,466	96,104	64,932

Net loss	(6,785,964)	(4,449,531)	(13,828,694)	(10,562,315)
Less: net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to stockholders	$(6,785,964)	$(4,449,531)	$(13,828,694)	$(10,562,315)

Weighted average loss per share - basic and diluted	$(0.01)	$(0.09)	$(0.02)	$(0.02)
Weighted average shares outstanding - basic and diluted	700,554,432	690,885,725	698,097,492	680,702,639

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2022	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	666,033,240	$6,660	$45,418,943	$(13,251)	$(28,261,951)	25,127,458
Sale of common stock	—	—	—	—	—	—	1,184,700	12	1,124,508	—	—	1,124,520
Offering costs	—	—	—	—	—	—	—	—	(770,651)	—	—	(770,651)
Exercise of stock options	—	—	—	—	—	—	2,261,600	23	20,971	—	—	20,994
Stock compensation expense	—	—	—	—	—	—	—	—	897,634	—	—	897,634
Net loss	—	—	—	—	—	—	—	—	—	—	(2,536,916)	(2,536,916)
Balance at March 31, 2023 (Revised)	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	669,479,540	6,695	46,691,405	(13,251)	(30,798,867)	23,863,039
Sale of common stock	—	—	—	—	—	—	1,702,900	1	1,900,454	—	—	1,900,455
Offering costs	—	—	—	—	—	—	—	—	(802,248)	—	—	(802,248)
Exercise of stock options	—	—	—	—	—	—	2,000	—	375	—	—	375
Stock compensation expense	—	—	—	—	—	—	—	—	1,927,283	—	—	1,927,283
SeedInvest Acquisition	—	—	—	—	—	—	19,200,000	10	23,999,990	—	—	24,000,000
Net loss	—	—	—	—	—	—	—	—	—	—	(3,575,868)	(3,575,868)
Balance at June 30, 2023 (Revised)	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	690,384,440	6,706	73,717,259	(13,251)	(34,374,735)	47,313,036
Sale of Common Stock	—	—	—	—	—	—	2,324,760	23	2,617,675	—	—	2,617,698
Offering Costs	—	—	—	—	—	—	—	—	(1,028,345)	—	—	(1,028,345)
Exercise of stock options	—	—	—	—	—	—	407,000	4	50,871	—	—	50,875
Stock compensation expense	—	—	—	—	—	—	—	—	2,080,565	—	—	2,080,565
Net loss	—	—	—	—	—	—	—	—	—	—	(4,449,531)	(4,449,531)
Balance at September 30, 2023 (Revised)	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	693,116,200	$6,733	$77,438,025	$(13,251)	$(38,824,266)	46,584,298

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2023	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	697,085,900	$6,971	$82,005,447	$(13,251)	$(44,637,430)	45,338,794
Sale of common stock	—	—	—	—	—	—	177,980	2	201,124	—	—	201,126
Stock compensation expense	—	—	—	—	—	—	—	—	2,666,169	—	—	2,666,169
Net loss	—	—	—	—	—	—	—	—	—	—	(4,020,586)	(4,020,586)
Balance at March 31, 2024	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	697,263,880	6,973	84,872,740	(13,251)	(48,658,016)	44,185,503
Sale of common stock	—	—	—	—	—	—	—	—	350	—	—	350
Exercise of stock options	—	—	—	—	—	—	648,360	6	13,959	—	—	13,965
Stock compensation expense	—	—	—	—	—	—	—	—	2,653,745	—	—	2,653,745
Net loss	—	—	—	—	—	—	—	—	—	—	(3,022,144)	(3,022,144)
Balance at June 30, 2024	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	697,912,240	6,979	87,540,794	(13,251)	(51,680,160)	43,831,419
Exercise of stock options	—	—	—	—	—	—	2,710,477	27	27,008	—	—	27,035
Stock compensation expense	—	—	—	—	—	—	—	—	2,928,547	—	—	2,928,547
Net loss	—	—	—	—	—	—	—	—	—	—	(6,785,964)	(6,785,964)
Balance at September 30, 2024	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	700,622,717	7,006	90,496,349	(13,251)	(58,466,124)	40,001,037

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
		(Revised)
Cash flows from operating activities:
Net loss attributable to stockholders	$(13,828,694)	$(10,562,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,817	9,817
Amortization	2,571,429	648,767
Bad debt expense	218,062	162,535
Fair value of warrants received for fees	—	(741)
Fair value of investments - other received for fees	(1,836,226)	(2,174,741)
Impairment of investments - other received for fees	1,390,073	1,430,997
Stock-based compensation	8,248,461	4,905,482
Changes in operating assets and liabilities:
Accounts receivable	(952,843)	(205,156)
Other current assets	(257,233)	(211,438)
StartEngine Private stock purchases	(575,217)	—
Due from related parties	(170)	—
Accounts payable	88,630	103,724
Accrued liabilities	791,669	1,841,735
Deferred revenue	(767,468)	880,436
Net cash received (used) in operating activities	(4,899,710)	(3,170,898)

Cash flows from investing activities:
Investments - Collectibles sales, gross	—	567,405
Purchase of Intangible Assets	—	(121,037)
Purchase of property and equipment	(15,333)	(19,771)
Proceeds from sale of real estate	225,170	—
Net cash received (used) in investing activities	209,837	426,597

Cash flows from financing activities:
Proceeds from sale of common stock	201,476	5,642,663
Offering costs	—	(2,601,245)
Proceeds from exercise of employee stock options	41,000	72,220
Net cash provided by financing activities	242,476	3,113,638

(Decrease) in cash and restricted cash	(4,447,397)	369,337
Cash and restricted cash, beginning of period	12,656,298	15,460,469
Cash and restricted cash, end of period	$8,208,901	$15,829,806

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$96,104	$64,932
Non Cash Investing & Financing Activities
Purchase of SeedInvest Intellectual Property with Common Stock	$—	$24,000,000
Subscription Receivable as part of Common Stock	$—	$—

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

The Company has cash and cash equivalents of approximately $8.2 million, which its management believes will cover losses for the foreseeable future. The Company’s management believes that any substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

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

Revision of Prior Period Financial Statements

During the financial reporting process for the fiscal year ended December 31, 2023, the Company identified a prior period accounting error related to the Company’s estimate for stock investment write down; specifically, it was determined that the value of certain stocks needed to be written down. This write down was applied to the year-end numbers included in our consolidated financial statements for the fiscal year ended December 31, 2023 in Form 10-K. To be in compliance with GAAP, the impairment needed to be conducted on a quarterly basis. The Company concluded that the error had no material impact to any prior interim period.  Notwithstanding this conclusion, the Company corrected the errors by revising the consolidated 2023 accompanying consolidated interim financial statements and related notes to give effect to the correction of this error.

Description of Revision Tables

The following tables present the impact of the revisions on our previously reported statement of operations, and cash flows for the three and nine months ended September 30, 2023.

Statement of Operations – Quarter to Date:

	Three Months Ended September 30, 2023
	Previously
	Reported	Adjustment	As Revised

Revenue	$5,701,917	$—	$5,701,917
Cost of Revenue	1,715,915	—	1,715,915
G&A	2,766,779	—	2,766,779
Sales and Marketing	3,470,654	—	3,470,654
R&D	1,701,921	—	1,701,921
Impairment - shares	—	476,999	476,999	(a)
Other Income/Expense	(20,286)	—	(20,286)
Income taxes	39,466	$—	$39,466
Net Loss	$3,972,532	476,999	4,449,531

Statement of Operations – Year to Date

	Nine Months Ended September 30, 2023
	Previously
	Reported	Adjustment	As Revised

Revenue	$15,660,161	$—	$15,660,161
Cost of Revenue	4,623,131	—	4,623,131
G&A	6,692,247	—	6,692,247
Sales and Marketing	9,317,490	—	9,317,490
R&D	4,159,141	—	4,159,141
Impairment - shares	—	1,430,997	1,430,997	(a)
Other Income/Expense	(65,462)	—	(65,462)
Income taxes	64,932	$—	$64,932
Net Loss	$9,131,318	1,430,997	10,562,315

Statement of Cash Flows

	Nine Months Ended September 30, 2023
	Previously
	Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss attributable to stockholders	$(9,131,318)	$(1,430,997)	$(10,562,315)	(a)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,817	—	9,817
Amortization	648,767	—	648,767
Bad debt expense	162,535	—	162,535
Fair value of warrants received for fees	(741)	—	(741)
Fair value of investments received for fees	(2,174,741)	—	(2,174,741)	(a)
Impairment of investments - other received for fees	—	1,430,997	1,430,997
Stock-based compensation	4,905,482	—	4,905,482
Changes in operating assets and liabilities:
Accounts receivable	(205,156)	—	(205,156)
Other current assets	(211,438)	—	(211,438)
Accounts payable	103,724	—	103,724
Accrued liabilities	1,841,735	—	1,841,735
Deferred revenue	880,436	—	880,436
Net cash received (used) in operating activities	(3,170,898)	—	(3,170,898)

Cash flows from investing activities:
Investments - Collectibles purchases, gross	567,405	—	567,405
Purchase of Intangible Assets	(121,037)	—	(121,037)
Purchase of property and equipment	(19,771)	—	(19,771)
Net cash received (used) in investing activities	426,597	—	426,597

Cash flows from financing activities:
Proceeds from sale of common stock	5,642,663	—	5,642,663
Offering costs	(2,601,245)	—	(2,601,245)
Proceeds from exercise of employee stock options	72,220	—	72,220
Net cash provided by financing activities	3,113,638	—	3,113,638

(Decrease) in cash and restricted cash	369,337	—	369,337
Cash and restricted cash, beginning of period	15,460,469	—	15,460,469
Cash and restricted cash, end of period	$15,829,806	$—	$15,829,806

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	195,487	195,487
Investment - stock	294,179	—	8,775,186	9,069,365
Non-Fungible Token ("NFT")	631	—	—	631
	$294,810	$1,856	$8,970,673	$9,267,339

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	195,487	195,487
Investment - stock	381,897	—	8,241,315	8,623,212
Non-Fungible Token ("NFT")	730	—	—	730
	$382,627	$1,856	$8,436,802	$8,821,285

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the nine months ended September 30, 2024 as it relates to investments:

Investments-
Warrants
Fair value at December 31, 2023	$195,487
Receipt of warrants	—
Change in fair value of warrants	—
Fair value at September 30, 2024	$195,487

Investments-
Stock
Fair value at December 31, 2023	$8,623,212
Receipt of stock	1,836,226
Change in fair value of stock	(1,390,073)
Fair value at September 30, 2024	$9,069,365

The following range of variables were used in valuing Level 3 warrant assets during the nine months ended September 30, 2024:

2024
Expected life (years)	1.42 - 3.58
Risk-free interest rate	3.84 - 3.84%
Expected volatility	36.0 - 102.0%
Annual dividend yield	0%
Underlying share values	$0.30 – $100.00
Strike Prices	$0.30 – $100.00

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance for doubtful accounts as of September 30, 2024 and

December 31, 2023 was $115,471 and $179,388, respectively. Bad debt expense for nine months ended September 30, 2024 and 2023 was $218,062 and $162,535, respectively.

As of September 30, 2024 the Company had no accounts receivable over 90 days.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment in our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, and (iii) cost method accounting. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, less adjustments for impairment in accordance with ASC 321-10-35-2. During the nine months ended September 30, 2024 and 2023, the Company received stock with a cost of $1,884,211 and $2,175,170, respectively, as payment for fees. During the nine months ended September 30, 2024 and 2023, impairment expense related to shares received amounted to $1,390,073 and $1,430,997 respectively.

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

Industry	Investment
AI Chips	$1,717,081
Fintech	280,579
Sales Technology	722,543
Fusion Power	40,191
AI Software	1,436,681
Consumer Goods	457,650
Medical Technology	257,500
Total	$4,912,225

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

The below is a breakdown of the types of collectibles and their value held as of September 30, 2024 and December 31, 2023:

	Period Ended September 30,	Period Ended December 31,
	2024	2023

Wine	$298,534	$278,360
Trading Cards	466,484	466,484
Artwork	1,322,942	1,322,942
Comic Books	324,477	324,477
NFT	631	730
Watches	53,128	53,128

Total collectibles	$2,466,196	$2,446,121

Investments – Real Estate

StartEngine has invested $2,136,628 to purchase a membership interest in an LLC that owns one residential apartment building in California as of September 30, 2024. The company values this interest via the adjusted cost measurement alternative per ASC 321-10-35-2, noting it records the initial measurement at fair value, and in subsequent reporting periods, report changes in the fair value of such equity investments in net income. As the underlying building does not have a readily available fair market value, the company alternatively measures the investment at cost, minus impairment, if any, plus or minus adjustments through income for observable price changes. To date, the investment has not had any observable price changes, and as such, has not been impaired. On August 8, 2024 the Company executed a contract to sell a partial membership of the building. The Company received $225,000 in cash as payment for this membership.

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

The Company provides accredited investors the opportunity to purchase membership interests in funds  (“SE Funds”) which own shares of venture capital backed, late-stage private companies (the “underlying securities”) via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC (“SE Adviser”), which is a subsidiary of the Company that is an investment adviser that qualifies as an Exempt Reporting Adviser under Rule 203(m)-1 under the Investment Advisers Act of 1940. The SE Funds sell their membership interests in offerings that are exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and specifically Regulation D promulgated thereunder. Such offerings are marketed to accredited investors by the Company’s FINRA-member and SEC-registered broker-dealer subsidiary, StartEngine Primary LLC. The Company purchases the underlying securities either directly or through other special purpose vehicles and after a certain period of time sells the underlying securities to an SE Fund.  The Company can recognize gross revenue to the extent it is able to sell underlying securities to an SE Fund. The Company treats the amount it receives for selling underlying securities as revenues, and the acquisition cost related such underlying securities as cost of revenues. There are several factors that are used in pricing the securities of an SE Fund, including but not limited to: the price (including transaction costs) the securities were purchased by the SE Fund’s affiliate, the time spent and costs involved by the SE Fund’s management team including those related to identifying, verifying, acquiring, and managing the investments, sales of the underlying securities on the secondary market, as well as considerations are given for the illiquidity of private investments compared to publicly traded securities and investor interest in the SE Fund’s securities. The Company also believes that there is value added by allowing investors to have an economic interest in these companies with less hassle and smaller denominations than available in secondary markets. Additionally, consideration is also given to broader economic and market conditions that might impact the valuation of private companies, such as industry trends, regulatory changes, and economic cycles. The Company takes principal risk in its acquisition of the private company shares and can recognize gross revenue to the extent it is able to sell underlying securities to an SE Fund.  The Company treats the amount it receives for selling underlying securities as gross revenues, and the acquisition cost related such underlying securities as cost of revenues. Revenue can be recognized upon each such transaction with an StartEngine Fund. The Company also provides other ancillary bundled professional services, which are recognized as such services are rendered

In all instances, as a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

The Company’s contracts with customers generally have a term of one years or less. The Company had deferred revenue of $2,752,682 and $3,520,150 as of September 30, 2024 and December 31, 2023, respectively, related to performance obligations yet to be fulfilled. The Company had no customer contract assets.

During the three and nine months ended September 30, 2024 and 2023, revenue was made up of the following categories associated with the above-described services:

	Three Months	Three Months		Nine Months	Nine Months
	Ended September 30,	Ended September 30,		Ended September 30,	Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change

Regulation Crowdfunding platform fees	$1,477,360	$3,169,997	$(1,692,637)	$6,738,697	$8,371,641	$(1,632,944)
Regulation A commissions	802,539	255,403	547,136	1,320,146	951,947	368,199
StartEngine Premium	504,500	739,380	(234,880)	1,488,000	2,238,625	(750,625)
StartEngine Secure	379,320	428,772	(49,452)	917,708	1,182,067	(264,359)
StartEngine Private	5,011,080	—	5,011,080	16,496,643	—	16,496,643
Venture Club (formerly OWNers Bonus) revenue	1,328,000	1,067,649	260,351	4,050,919	2,751,322	1,299,597
Other service revenue	76,193	40,716	35,477	191,087	164,559	26,528

Total revenues	$9,578,992	$5,701,917	$3,877,075	$31,203,200	$15,660,161	$15,543,039

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, certain software subscription fees that are required to provide services to our issuers, and for StartEngine Private acquisition costs related to underlying securities that it has sold to an SE Fund. Our cost of revenues for the three and nine months ended September 30, 2024 and 2023 was $5,411,753 and $16,352,935 and $1,715,915 and $4,623,131. The costs of revenues for StartEngine Private for the three and nine months ended September 30, 2024 and 2023 was $3,165,399 and $0 and $10,639,064.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to our website and future product offerings, email and other tools that are utilized for client related services and outreach. During the three and nine months ended September 30, 2024 and 2023, research and development costs were $1,909,006 and $5,695,599, and $1,701,921 and $4,159,141 respectively.

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

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share (“EPS”) is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the nine months ended September 30, 2024 and 2023 as the effects would be anti-dilutive. Approximately 399.9 million dilutive shares were excluded from the three- and nine-months period ended September 30, 2024 and 2023, respectively, EPS calculation as their impact is antidilutive. See Note 7 for a calculation of options outstanding as of September 30, 2024.

The weighted average shares outstanding – diluted is calculated as follows for the period ended September 30, 2024 and 2023:

September 30,
2024
Weighted average shares outstanding - basic	698,097,492
Weighted average shares outstanding - diluted	698,097,492

September 30,
2023
Weighted average shares outstanding - basic	680,702,639
Weighted average shares outstanding - diluted	680,702,639

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Marketable Securities

Marketable securities consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Common stock	$1,856	$1,856
	$1,856	$1,856

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	September 30, 2024	December 31, 2023
Computer equipment	$176,118	$160,784
Software	3,753	3,753
Total property and equipment	179,871	164,537
Accumulated depreciation	(54,632)	(44,814)
	$125,239	$119,723

Depreciation expense for the three and nine months ended September 30, 2024 and 2023 was $3,272 and $9,817 and $3,273 and $9,817, respectively.

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

As of September 30, 2024, the gross carrying amount of the purchase was $24,121,040, accumulated amortization is $5,105,991 and the estimated aggregate amortization for the five succeeding fiscal years is $17,229,315.

2024	3,445,863
2025	3,445,863
2026	3,445,863
2027	3,445,863
2028	3,445,863
Total	17,229,315

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2024, the Company has authorized the issuance of 519,000,000 shares of our preferred stock with par value of $0.00001. Of these authorized shares, 207,000,000 are designated as Series A, 99,000,000 are designated as Series T, and 213,000,000 are designated as Series Seed.

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

Common Stock

As of September 30, 2024 we had authorized the issuance of 1,500,000,000 shares of our common stock with par value of $0.00001.

During the nine months ended September 30, 2024, the Company sold 177,982 shares of common stock through its Regulation A offering for gross proceeds of $201,476 and incurred offering costs of $0.

During the nine months period ended September 30, 2023, the Company sold 5,212,360 shares of common stock through its Regulation A offering for gross proceeds of $5,642,663 and incurred offering costs of $2,601,245.

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

The Company valued options granted under the 2015 Plan under ASC 718 using the Black-Scholes pricing model. The granted options in 2024 and 2023 have exercise prices of $1.25, generally vest over four years and expire in ten years. The stock options granted during the nine months ended September 30, 2024 and 2023 were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

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

A summary of option activity under the 2015 Plan for nine months ended September 30, 2024 is as follows:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2023	185,748,880	0.20	-
Granted	22,480,000	1.25	-
Exercised	(3,358,837)	0.01	(4,164,958)
Forfeited	(12,360,000)	0.38	-
Expired	-	-	-
Outstanding at September 30, 2024	192,510,043	0.34	175,480,652
Exercisable at September 30, 2024	116,403,833	0.43	95,451,143

Stock option expense for the three months ended September 30, 2024 and 2023 was $2,928,547 and $2,080,565 respectively. For the nine months ended September 30, 2024 and 2023 was $8,248,461 and $4,905,482, respectively, and are included within the condensed consolidated statements of operations as follows:

	2024	2023
Cost of revenues	$1,003,765	$424,736
General and administrative	1,115,952	2,346,203
Sales and marketing	4,230,761	2,034,305
Research and development	1,897,983	100,238
Total	$8,248,461	$4,905,482

At September 30, 2024, the total compensation cost related to nonvested awards not yet recognized was approximately $23,866,217 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 2.18 years.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after September 30, 2024 through November 14, 2024.

On November 1, 2024, the Company launched offering under Regulation A for the sale of up to 19,200,000 shares of Common Stock.  20% of those shares are being sold on behalf of selling stockholders. The total potential gross proceeds to the Company from this offering is $16,000,000.

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

Business and Trends

For Regulation A offerings, our broker-dealer subsidiary is permitted to charge commissions to the companies that raise funds on our platform. Regulation A offerings are subject to a commission ranging between 4% and 7% and usually include warrants to purchase shares of the Company or the securities that are the subject of the offering. The amount of commission is based on the risks and other factors associated with the offering. Through StartEngine Primary, we can also charge commissions on Regulation D offerings hosted on our platform. During the periods covered in these financial statements we did not receive any Regulation D commissions. In Regulation Crowdfunding offerings, our funding portal subsidiary is permitted to charge commissions to the companies that raise funds on our platform. We typically charge 6% to 10% for Regulation Crowdfunding offerings on our platform. We also generate revenue from services, which include a consulting package for Regulation Crowdfunding issuers called StartEngine Premium priced at $15,000 to help companies who raise capital with Regulation Crowdfunding, as well as transfer agent services marketed as StartEngine Secure. We additionally charge a $1,000 fee for certain amendments we file on behalf of companies raising capital under Regulation Crowdfunding as well as fees to run the required bad actor checks for companies utilizing our services. The Company also receives revenues from other programs such as the StartEngine Venture club (formerly OWNers bonus) program and StartEngine Secondary. Our annual memberships for the StartEngine Venture Club bonus program are $275 per year. We launched StartEngine Secondary on May 18, 2020 and generate revenues by charging trade commissions to the sellers of the shares. Through September 30, 2024, twenty-seven additional companies are quoted on this platform. In Q3 2023 the Company began providing accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, an exempt reporting adviser.

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

On June 10, 2019, our subsidiary, StartEngine Primary LLC, was approved for membership as a broker-dealer with FINRA. Since our approval as a broker-dealer, we have experienced increased costs for payroll and training that we believe continue to increase relative to our revenue. We anticipate that this trend will continue into 2024 as the Company explores new avenues for revenue and growth. In addition, in April 2020 we received approval to operate an ATS. StartEngine Primary launched its ATS, branded as “StartEngine

Secondary” on May 18, 2020. StartEngine Secondary has a limited operating history, and even though over 400 issuers have signed to be quoted on this platform, only twenty-two companies have been quoted on this platform to date, including the Company itself. Currently, for StartEngine Secondary, we generate revenues by charging trade commissions to the sellers of the shares and we intend to generate revenues by charging a 5% commission to the seller. We have experienced increased costs due to technology and operations related to the operation of our ATS. We anticipate operating the ATS will initially increase our overall expenses by $50,000 per month. Further, we anticipate receiving increased revenue related to offerings under Regulation A.

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

Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023

The following table summarizes the results of our operations for the three months ended September 30, 2024 (“Q3 2024”) as compared to the three months ended September 30, 2023 (“Q3 2023”).

	Three Months Ended September 30,
	2024	2023	$ Change
		(Revised)

Revenues	$9,578,992	$5,701,917	$3,877,075

Cost of revenues	5,411,753	1,715,915	3,695,838

Gross profit	4,167,239	3,986,002	181,237

Operating expenses:
General and administrative	3,747,628	2,766,779	980,849
Sales and marketing	4,571,491	3,470,654	1,100,837
Research and development	1,909,006	1,701,921	207,085
Change in fair value of shares received for fees	731,611	476,999	254,612
Total operating expenses	10,959,736	8,416,353	2,543,383

Operating income (loss)	(6,792,497)	(4,430,351)	(2,362,146)

Other expense (income), net:
Other expense (income), net	(20,718)	(20,286)	(432)
Total other expense (income), net	(20,718)	(20,286)	(432)

Income (loss) before provision for income taxes	(6,771,779)	(4,410,065)	(2,361,714)

Taxes - Other	14,185	39,466	(25,281)

Net income (loss)	(6,785,964)	(4,449,531)	(2,336,433)
Less: net loss attributable to noncontrolling interest	—	—	—
Net Income (loss) attributable to stockholders	$(6,785,964)	$(4,449,531)	$(2,336,433)

Our revenues during the three months ended were $9,578,992 which represented an increase of $3,877,075 or 68%, from revenues in the same period in 2023. The following are the major components of our revenues during the three months ended September 30, 2024 and 2023:

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2024	2023	$ Change
Regulation Crowdfunding platform fees	$1,477,360	$3,169,997	$(1,692,637)
Regulation A commissions	802,539	255,403	547,136
StartEngine Premium	504,500	739,380	(234,880)
StartEngine Secure	379,320	428,772	(49,452)
StartEngine Private	5,011,080	—	5,011,080
Venture Club (formerly OWNers Bonus) revenue	1,328,000	1,067,649	260,351
Other service revenue	76,193	40,716	35,477

Total revenues	$9,578,992	$5,701,917	$3,877,075

The increase in total revenues in three months ended September 30, 2024 as compared to the same period in 2023 is primarily due to StartEngine Private, which began generating revenue in Q4 2023. The $5,011,080 represents closings on 27 StartEngine Private offerings, and the Company plans to continue growing this revenue source in the future. Though this is a significant increase in revenues we note this is a lower margin product, see “Cost of Revenue” below.

In addition, revenue was also impacted by the following:

●	Decrease in Regulation Crowdfunding platform fees of $1,692,637. This is primarily due to fewer issuers raising on the platform in 2024. At the beginning of the year 2024, the Company shifted strategy to having fewer issuers raising with higher likelihood to succeed. While this strategy did bring the average raise per issuer from $329,775 in 2023 to $360,230 in 2024, the decrease in number of issuers had a larger effect on revenue than anticipated. While this process began in the beginning of 2024, the impact of this decision did not begin to materialize as a decrease in revenue until the end of Q2 2024 and throughout Q3 2024. As such the Company has adjusted its strategy to host more issuers on the platform starting in Q3 2024 onward. The Company also experienced the slow down in investments that affected all lines of business in Q3 2024 relating to slowing economic growth. In Q3 2024, the Company raised approximately $15.7 million for 103 issuers compared with Q3 2023 of raising approximately $29.8 million from 113 issuers. The top 5 raises in Q3 2024 raised $3.6 million vs $7.9 million for the top 5 issuers in Q3 2023.*
●	Increase in Regulation A commissions of $547,136, was due primarily to higher amounts raised from the top raises in Regulation A offerings. Regulation A revenue is more sensitive to revenue variance based on the performance of the top raisers, and while there were fewer Regulation A issuers in Q3 2024, the higher amount raised compared to Q3 2023 offset the decrease in number of issuers. In Q3 2024, the Company raised approximately $11.2 million for 5 issuers including $8.7 million from the top 2 issuers. In Q3 2023, the Company hosted Regulation A offerings for 8 issuers for a combined raise amount of $3.1 million including $1.9 million from the top 2 issuers.*
●	Decrease in StartEngine Premium revenue of $234,880 primarily due to an decrease in issuers charged for the service. Premium is collected upon the first disbursement for an issuer. As the Company has had fewer new issuers in 2024, there have been fewer initial disbursements in which Premium would be paid to the Company. Specifically, in Q3 2024, the Company had 43 issuers charged for Premium via disbursement compared to 57 in Q3 2023.
●	Decrease in revenues of $49,452 from StartEngine Secure, primarily due to a decrease in number of issuers utilizing the service. Specifically, StartEngine Secure had 364 companies utilizing Secure as of September 30, 2024 compared with 600 companies as of September 30, 2023. The Company had previously collected the Secure fees for the first year via disbursements and renewed on an annual basis, however in 2024 the Company switched to a monthly subscription model offering tiered services to incentivize continued use of the service as well as increase revenue generation. Due to this switch, the Company was able to mitigate loss on Secure revenue despite a significant decrease in total users.

●	Increase in StartEngine Venture Club revenue of $260,351 related to increased sales of Venture Club during 2023 as the company adds greater focus towards growing this revenue source. Venture Club memberships are annual packages, which are recognized over 12 months, see Note 2 – “Revenue Recognition” to the accompanying financial statements.
●	Increase in other service revenue of $35,477 primarily from an increase in number of ancillary services including material amendments to issuer agreements in Q3 2024. Specifically, the Company recorded $70,670 in revenue from material amendments in Q3 2024 compared to $12,892 in Q3 2023.

*Offerings can span multiple periods and the amount raised during the period is based on the amounts closed on during that period.

Cost of Revenues

Our cost of revenues during the three months ended September 30, 2024 was $5,411,753, which represented an increase of $3,695,838, or 215%, from the amounts during the same period in 2023. The increase was primarily due to the addition of cost of revenue related to StartEngine Private, which began sales in the last quarter of 2023 and totaled $3,165,399 for Q3 2024. For StartEngine Private, cost of revenues includes the costs of purchasing the stock as well as commission for sales of the issuance, and our gross margin for this product in Q3 2024 was 29%. Additionally, credit card fees increased $123,611 due to the company incurring more transaction fees on behalf of issuers in connection with Regulation A and Regulation Crowdfunding offerings. Our gross margin in the third quarter of 2024 decreased to 44% compared to 70% during the same period in 2023.

Operating Expenses

Our total operating expenses during the three months ended September 30, 2024 amounted to $10,959,736, which represented an increase of $2,543,383, or 30%, from the expenses in the same period in 2023. The increase in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $980,849 was primarily due to amortization of the company’s SeedInvest intangible asset of $857,143.
●	Increase in sales and marketing expenses of $1,100,837 were primarily due to an increase in salary expense of $532,115 as the Company hired more sales staff to bring in additional business, as well as an increase stock-based compensation of $365,375 as the number of employees with vesting stock options increased from 2023 to 2024. Finally, an increase in market research expense of $118,811 in additional efforts to determine methods to increase investments in the platform.
●	Increase of research and development expenses of $207,085 driven by an increase in stock-based compensation of $277,517 as the number of employees with vesting stock options increased from 2023 to 2024.
●	Increase in write down of shares received by $254,612 due to additional companies being written down from 2023 to 2024 in Q3 2024 compared to Q3 2203.

Other Expense (Income), net

Our other income, net during the three months ended September 30, 2024 amounted to $20,718, which represented cashback earned from our credit cards during the period as well as interest earned in the Company’s money-market accounts. During the same period in 2023 our other income, net was $20,286.

Net Loss (Income)

Net loss attributable to stockholders totaled $6,785,964 for the three months ended September 30, 2024, an increase of $2,336,433 compared to the net loss attributable to shareholders of $4,449,531 recognized during the three months ended September 30, 2023.

Nine months Ended September 30, 2024 Compared with the nine months Ended September 30, 2023

The following table summarizes the results of our operations for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

	Nine Months Ended September 30,
	2024	2023	$ Change
		(Revised)

Revenues	$31,203,200	$15,660,161	$15,543,039

Cost of revenues	16,352,935	4,623,131	11,729,804

Gross profit	14,850,265	11,037,030	3,813,235

Operating expenses:
General and administrative	9,636,328	6,692,247	2,944,081
Sales and marketing	11,904,156	9,317,490	2,586,666
Research and development	5,695,599	4,159,141	1,536,458
Change in fair value of shares received for fees	1,390,073	1,430,997	(40,924)
Total operating expenses	28,626,156	21,599,875	7,026,281

Operating income (loss)	(13,775,891)	(10,562,845)	(3,213,046)

Other expense (income), net:
Other expense (income), net	(43,301)	(65,462)	22,161
Total other expense (income), net	(43,301)	(65,462)	22,161

Income (loss) before provision for income taxes	(13,732,590)	(10,497,383)	(3,235,207)

Taxes - Other	96,104	64,932	31,172

Net income (loss)	(13,828,694)	(10,562,315)	(3,266,379)
Less: net loss attributable to noncontrolling interest	—	—	—
Net Income (loss) attributable to stockholders	$(13,828,694)	$(10,562,315)	$(3,266,379)

Revenues

Our revenues during the nine months ended were $31,203,200 which represented an increase of $15,543,039 or 99%, from revenues in the same period in 2023. The following are the major components of our revenues during nine months ended September 30, 2024 and 2023:

	Nine Months Ended	Nine Months Ended
	Ended September 30,	Ended September 30,
	2024	2023	$ Change

Regulation Crowdfunding platform fees	$6,738,697	$8,371,641	$(1,632,944)
Regulation A commissions	1,320,146	951,947	368,199
StartEngine Premium	1,488,000	2,238,625	(750,625)
StartEngine Secure	917,708	1,182,067	(264,359)
StartEngine Private	16,496,643	—	16,496,643
Venture Club (formerly OWNers Bonus) revenue	4,050,919	2,751,322	1,299,597
Other service revenue	191,087	164,559	26,528

Total revenues	$31,203,200	$15,660,161	$15,543,039

The increase in total revenues in nine months ended September 30, 2024 as compared to the same period in 2023 is primarily due to StartEngine Private, which began revenue began generating revenue in Q4 2023. The $16,496,643 represents closings on 30 StartEngine Private offerings, and the Company plans to continue growing this revenue source in the future. Though the Company notes this is a significant increase in revenues we also note this is a lower margin product, see “Cost of Revenue” below.

In addition, revenue was also impacted by the following:

●	Decrease in Regulation Crowdfunding platform fees of $1,632,944. This is primarily due to fewer issuers raising on the platform in 2024. At the beginning of the year 2024, the Company shifted strategy to having fewer issuers raising with higher likelihood to succeed. While this strategy did bring the average raise per issuer from $329,775 in 2023 to $360,230 in 2024, the decrease in number of issuers had a larger effect on revenue than anticipated. While this process began in the beginning of 2024, the impact of this decision did not begin to materialize as a decrease in revenue until the end of Q2 2024 and throughout Q3 2024. As such the Company has adjusted its strategy to host more issuers on the platform starting in Q3 2024 onward.
●	Increase in Regulation A commissions of $368,199, were due primarily to higher amounts raised from Regulation A offerings. In nine months ended September 30, 2024, the Company raised approximately $6.8 million for 7 issuers including $4.1 million from the top 3 issuers. In the nine months ended September 30, 2023, the Company hosted Regulation A offerings for 12 issuers for a combined raise amount of $7.0 million including $4.9 million from the top 3 issuers. *
●	Decrease in revenues of $264,359 from StartEngine Secure, primarily due to a decrease in issuers utilizing the service, for instance, as of September 30, 2024, we had 364 companies utilizing Secure compared with 600 companies as of September 30, 2023. The Company had previously collected the Secure fees for the first year via disbursements and renewed on an annual basis, however in 2024 the Company switched to a monthly subscription model offering tiered services to incentivize continued use of the service as well as increase revenue generation. Due to this switch, the Company was able to mitigate loss on Secure revenue despite a significant decrease in total users.
●	Decrease in StartEngine Premium revenue of $750,625 primarily due to decrease in issuers charged for the service. Specifically, in 2024, the Company had 114 issuers charged for Premium compared to 180 in 2023.
●	Increase in StartEngine Venture Club revenue of $1,299,597 related to increased sales of Venture Club during 2023 as the company adds greater focus towards growing this revenue source. Venture Club memberships are annual packages, which are recognized over 12 months, see Note 2 – “Revenue Recognition” to the accompanying financial statements, and therefore the performance of this product in terms of revenue recognition lags behind actual sales.
●	Increase in other service revenue of $26,528 due to the reduction in acquisition fees relating to the sale of collectibles by $40,176 offset by an increase in trading fees from the Company’s ATS site by $21,509 as well as an increase in ancillary services by $21,591.

During this period, our Regulation Crowdfunding platform fees remained relatively stable.

*Offerings can span multiple periods and the amount raised during the period is based on the amounts closed on during that period.

Cost of Revenues

Our cost of revenues during nine months ended September 30, 2024 was $16,352,935, which represented an increase of $11,729,804, or 254%, from the amounts during the same period in 2023. The increase was primarily due to the addition of cost of revenue related to StartEngine Private, which began sales in the fourth quarter of 2023 and totaled $10,639,064 for 224. For StartEngine Private, cost of revenues includes the costs of purchasing the stock as well as commission for sales of the issuance, and our gross margin for this product in 2024 was 33%. Additionally, credit card fees increased $564,245 due to the company incurring more transaction fees on behalf of issuers in connection with Regulation A and Regulation Crowdfunding offerings. Our gross margin in nine months ended 2024 decreased to 48% compared to 70% during the same period in 2023. This decrease is due to higher variable transaction costs including escrow fees, and credit card fees which the Company generally bears the cost on behalf of issuers.

Operating Expenses

Our total operating expenses during nine months ended September 30, 2024 amounted to $28,626,156, which represented an increase of $7,026,281, or 33%, from the expenses in the same period in 2023. The increase in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $2,944,081 was primarily due to amortization of the company’s SeedInvest intangible asset of $2,571,429. Additionally, software expenses increased $442,635 as the Company made additional software subscription purchases related to investment in artificial intelligence software to assist employees with innovation and enhanced efficiency in their work.
●	Increase in sales and marketing expenses of $2,586,666 was primarily due to an increase in stock-based compensation by $1,256,476 as the number of employees with vesting stock options increased from 2023 to 2024. Additionally, advertising expense increased $517,967 from 2023 to 2024 as the Company was unable to capitalize advertising expense relating to it’s own raise, which will not begin until Q4 2024. Finally, salaries related expenses increased $258,895 as the Company hired more sales staff to bring in additional business.
●	Increase in research and development expenses of $1,536,458 driven by an increase in employee payroll of $360,482 as the company increases headcount of engineers to develop the company’s platform and additional services. Additionally, there was increase in stock-based compensation by $1,174,736 as the number of employees with vesting stock options increased from 2023 to 2024.
●	Decrease in write down of shares received for fees of $40,924.

Other Expense (Income), net

Our other income, net during nine months ended September 30, 2024 amounted to $43,301, which represented cashback received from the Company’s credit cards. During the same period in 2023 our other income, net other income was $65,462 which primarily represented cash back from our credit card program.

Net Loss (Income)

Net loss attributable to stockholders totaled $13,828,694 for the nine months ended September 30, 2024, an increase of $3,266,379 compared to the net loss attributable to shareholders of $10,562,315 recognized during the nine months ended September 30, 2023.

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

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2024	2023	$ Change

Net cash received (used in) operating activities	$(4,899,710)	$(3,170,898)	$(1,728,812)
Net cash received (used in) investing activities	$209,837	$426,597	$(216,760)
Net cash received by financing activities	$242,476	$3,113,638	$(2,871,162)

Cash used by operating activities for the nine months ended September 30, 2024 was $4,899,710 as compared to $3,170,898 for the same period in 2023. Our net loss attributable to stockholders was $13,828,694 and $10,562,315 during the nine month period ended September 30, 2024 and 2023, respectively. The increase in cash used by operating activities in Q3 2024 was primarily due to the decrease of deferred revenue by $1,647,907 related to recognizing annual purchases of StartEngine Venture Club as well as the transition of StartEngine Secure purchases from annual purchases recognized over 12 months, to monthly subscription purchases. Additionally, accrued liabilities decreased $1,050,066 as the Company reduced its Ramp card usage as well as a decrease in accounts receivable of $747,687 due to less revenue generated. These decreases were offset by an increase amortization of the SeedInvest acquisition increased $1,922,662 as well as an increase in stock-based compensation by $3,039,619 due to increased headcount.

Cash received by investing activities for the nine months ended September 30, 2024 was $209,837, as compared to cash received in investing activities of $426,597 in the same period in 2023. As of September 6, 2023, the Company has temporarily suspended it Collectibles program. The cash provided in 2023 primarily relates to collectibles sales. In 2024, the Company received $225,000 for the sale of the partial membership of the building.

Cash provided by financing activities was $242,476 and $3,113,638 for the nine months ended September 30, 2024 and 2023, respectively. The changes primarily relates to the fact that StartEngine’s Regulation A offering terminated in November 2023.

Balance Sheet

The following table summarizes our assets and liabilities as of September 30, 2024 as compared as of December 31, 2023:

	September 30,	December 31,
	2024	2023

Assets
Current assets:
Cash	$8,208,901	$12,656,298
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	928,477	193,696
Other current assets	986,288	720,767
Total current assets	10,125,522	13,572,617

Property and equipment, net	125,239	119,723
Investments - warrants	195,487	195,487
Investments - stock	9,069,365	8,623,212
Investments - Private	4,912,225	4,357,083
Investments - Collectibles	2,466,196	2,446,121
Investments - Real Estate	1,911,458	2,136,628
Due from related party	209,360	209,190
Intangible assets	19,320,763	21,892,192
Other assets	33,850	42,138
Total assets	$48,369,465	$53,594,391

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$367,321	$278,691
Accrued liabilities	5,248,425	4,456,756
Deferred revenue	2,752,682	3,520,150
Total current liabilities	8,368,428	8,255,597

Total liabilities	8,368,428	8,255,597

The Company’s current assets decreased by $3,447,095 from December 31, 2023 to September 30, 2024. The decrease was primarily driven by a decrease in cash in the amount of $4,447,397 driven by increase in expenses related to salaries as well as software purchases. This was offset by an increase in Accounts Receivable by $734,781 as the Company had a large volume of invoices issued at quarter end which were collected in Q4.

The Company’s long-term assets decreased by $1,777,831 from December 31, 2023 to September 30, 2024. This was driven primarily by a $2,571,429 decrease in intangible assets stemming from the SeedInvest IP purchase amortization offset by an increase in investments – stock by $494,138 related to equity compensation from issuers as well as an increase in StartEngine Private investments by $555,142 related to purchases.

Current liabilities increased by $112,831 which is primarily due to an increase in Accounts Payable by $88,630 for invoices paid by the Company in Q4.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of September 30, 2024, the Company’s current assets were $10,125,522. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Common Stock in our Regulation A and Regulation CF offerings. The Company began a new Regulation A raise for itself on November 1, 2024.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, who is also our principal financial officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer, who also serves as our Principal Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2024.

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

Item 1A. Risk Factors

Risk Factors Related to the Company and its Business

We are engaged in an industry that continues to develop and rapidly change, which requires our company to be flexible in executing its business plans. We have not yet generated yearly profits, and may not do so in the near future.

StartEngine was formed in 2014 and is still working on fine tuning its business plan to one that will enable it to generate profits on an annual basis and to maintain profitability. Though our core business model of operating our funding portal and broker-dealer services have been receiving revenues for nearly eight years and three years, respectively, we are still evolving aspects of business model, including modifying our revenue models, adding additional products (e.g., StartEngine Secondary and our securitization products), and modifying our current offerings in light of regulatory changes and/or interactions with regulators (see, “Item 1. Legal Proceedings”). Accordingly, the Company’s operating history may not be indicative of future prospects. Our current and proposed operations are subject to all the business risks associated with businesses in industries that are developing and rapidly changing. These include likely fluctuations in operating results as the Company reacts to developments in its market, manages its growth, and develops new services as well as the entry of competitors into the market.  These include likely fluctuations in operating results as the Company reacts to developments in its market, manages its growth, and develops new services as well as the entry of competitors into the market. We will only be able to pay dividends on any shares once our directors determine that we are financially able to do so. Since inception, StartEngine has not generated sufficient revenues to cover operational expenses. There is no assurance that we will be consistently profitable in the next three years or generate sufficient revenues to pay dividends to the holders of our shares.

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

During preparation for financial reporting related to the year ended December 31, 2023, the Company discovered certain errors in previously reported financial statements for the year ended December 31, 2022. The Company’s management conducted an investigation with the Company’s independent auditors. As a result of this investigation, the Company determined that several accounts required correction to be in accordance with US GAAP. In addition, certain footnotes to such financial statements were required as a result of such changes. Accordingly, the Company made certain corrections to previously reported financial statements for the year ended December 31, 2022.

Although management concluded that the adjustments to prior year financial statements are not material, management concluded that the Company’s internal control over financial reporting, as defined by Sections 13a-15(f) and 15d-15(f) of the Exchange Act, was not effective as of December 31, 2023, due to the following identified material weaknesses:

-	Material asset and liability general ledger accounts were not reconciled to support schedules;
-	Investment securities were not counted or reconciled to detail records;
-	Stock and warrants held as investments were not valued using fair value accounting or cost method less adjustments for estimated impairments (stock investments) or using a modified Black-Scholes option pricing model (warrant investments) per the Company’s stated policies. Also, period end procedures did not include revaluing investments under Company policies and the inclusion of sufficient detail in the support schedules and general ledger accounts to draft financial statement disclosures that properly list investments in the fair value hierarchy, reconcile changes in level 3 investments, and present that variables used in valuing investments;
-	Financial spreadsheets used to support prepaid assets lacked adequate review and were susceptible to formula and manual input errors; and
-	Payroll was recorded on a cash basis, rather than an accrual basis, during the fiscal year.

Management has included a report on its assessment of internal control over financial reporting, including a description of identified material weaknesses, remediation efforts resulting in changes to internal control over financial reporting, and plans for further remediation in Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K/A for the fiscal year ending December 31, 2023, available on the SEC’s EDGAR database at:

https://www.sec.gov/ix?doc=/Archives/edgar/data/1661779/000155837024012726/stgc-20231231x10ka.htm.

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

This risk is illustrated by the fact that, during preparation for financial reporting related to the year ended December 31, 2023, and based on review from the auditors, the Company discovered certain errors (specifically for warrant and stock valuation, accrued liabilities, and accounts receivable) in its previously reported financial statements for the year ended December 31, 2022. The Company’s management has concluded that, in light of these errors, the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2023 were not effective. To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of the Company’s internal control over financial reporting. While the Company has processes to identify and appropriately apply applicable accounting requirements, management has enhanced these processes in the past year by enhancing the process by which the Company reviews and presents financial statements, and has also invested in accounting software to ensure more accurate reporting. Management’s report on internal control over financial reporting, a description of the material weaknesses identified, resulting changes to internal control over financial reporting, and continued plans for remediation can be found in our Annual Report on Form 10-K/A for the fiscal year ending December 31, 2023, under Item 9A “Controls and Procedures” in the Company’s Annual Report on Form 10-K/A for the fiscal year ending December 31, 2023, available on the SEC’s EDGAR database at:

https://www.sec.gov/ix?doc=/Archives/edgar/data/1661779/000155837024012726/stgc-20231231x10ka.htm.

See also the above risk factor, “We have identified material weaknesses in our internal control over financial reporting. Failure to remediate the material weaknesses, or any other material weaknesses that we identify if the future, could result in material misstatements in our financial statements.

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

Voting control is concentrated in the hands of a small number of stockholders. Our CEO and our Chairman of the Board currently hold approximately 40% of our voting shares in aggregate, including shares of our Common Stock and (on an as-converted basis) shares of our Series Seed Preferred Stock, Series A Preferred Stock and Series Seed Preferred Stock; and two other shareholders, SE Agoura

Investment LLC and The Lee Miller Trust UA 09/05/2020, own approximately 21% and 11%, respectively, of our voting shares in aggregate. None of SE Agoura Investments LLC, The Lee Miller Trust UA 09/05/2020 or their beneficial owners serve on our Board or as employees of our Company. Those four shareholders (the “Controlling Stockholders”) in aggregate control approximately 70% of our voting shares and approximately 52% of our preferred stock. Other than the Controlling Stockholders, holders of our Common Stock are generally not be able to influence our policies or any other corporate matter, including the election of directors, changes to our Company’s governance documents, expanding the employee option pool, and any merger, consolidation, sale of all or substantially all of our assets, or other major action requiring stockholder approval. Some of the larger stockholders include, or have the right to designate, executive officers and directors of our Board. These few people and entities make all major decisions regarding the Company.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider trading arrangements and Rule 10b5-1 Trading Plans.

During the quarter ended September 30, 2024, none of the Company’s officers or directors have entered into a contract, established a plan, or issued instructions that provides for the purchase or sale of any equity securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

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
Date: November 14, 2024
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer, principal financial officer, principal accounting officer and Director