Form 10-K
period 2024-12-31
STARTENGINE CROWDFUNDING, INC.
filed 2025-03-31
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was $673,709,150 based upon the per share price in our current offering under Regulation A.

As of March 31, 2025, the registrant had 704,783,714 shares of Common Stock, 9,642,080 shares of Series T Preferred Stock, 204,810,720 shares of Series Seed Preferred Stock and 185,440,880 shares of Series A Preferred Stock

DOCUMENTS INCORPORATED BY REFERENCE

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

On May 6, 2024, StartEngine Crowdfunding Inc. split its designated “Common Stock” and “Preferred Stock” on a 20 for 1 basis. The total number of shares of Common Stock that the Company is authorized to issue was increased to 1,500,000,000 shares after the split. The total number of shares of Preferred Stock that the Company is authorized to issue was increased to 519,000,000 after the split. Accordingly, all share and per share amounts for all periods presented this Annual Report on Form 10-K have been adjusted retroactively, where applicable, to reflect this stock split.

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

Principal Products and Services

Offerings: Depending on the type of offering being made, we currently operate as a technology platform connecting issuers and investors, as a broker-dealer and as a Regulation Crowdfunding funding portal. We facilitate the following types of offerings that are exempt from registration under the Securities Act:

●	Regulation A Offerings: Through StartEngine Primary, our broker-dealer, we host Regulation A offerings on our platform. These companies are seeking to raise anywhere from $100,000 to $75 million and we provide an array of services, including acting as a broker-dealer, assisting with due diligence, custodial accounts and coordinating vendors.
●	Regulation Crowdfunding Offerings: Through StartEngine Primary, our broker-dealer, , we host Regulation Crowdfunding offerings. In 2024, the Company decided to host future issuances of Regulation Crowdfunding raises within the broker-dealer entity for regulatory and compliance reasons. We believe this will positively affect the future issuances of Regulation Crowdfunding raises with no additional cost incurred. Any raises initiated prior to this decision, our currently hosted by StartEngine Capital, our funding portal registered with the SEC and FINRA. Companies utilizing Regulation Crowdfunding are seeking to raise anywhere from $10,000 to $5 million, and we also provide an array of services permitted by Regulation Crowdfunding, including campaign page design services, marketing consulting services, assisting with due diligence, custodial accounts, and coordinating vendors.
●	Rule 506(c) Offerings: Through StartEngine Crowdfunding and StartEngine Primary, we host offerings under Rule 506(c) of Regulation D. Accredited investors are allowed to invest in these offerings and we host these offerings either on a stand-alone basis or concurrently with a Regulation Crowdfunding offering. Under Rule 506(c), companies can use general solicitation to attract investors and there is no limit to the amount of money that can be raised. Therefore, companies engaged in a concurrent Regulation Crowdfunding offering can also raise additional funds from accredited investors providing they comply with the requirements of each exemption.

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

StartEngine Venture Club (formerly OWNers Bonus): The general public can become members of the StartEngine Venture Club program on StartEngine’s website for $275 per year. The Venture Club entitles members to 10% bonus shares on all investments they make in offerings on StartEngine where the issuer chooses to participate in the program. Issuers using our broker-dealer and funding portal services can choose to participate in our Venture Club program with respect to the offerings they are making under Regulation A or Regulation CF. Those issuers will grant bonus shares in their offerings to members of the StartEngine Venture Club program. The bonus shares are included in the offering statements filed with the SEC, and therefore offered and sold in reliance on Regulation A or Regulation CF, respectively.

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

StartEngine Primary: By adding broker-dealer services to the mix of our offerings, we are able to take a more active role in the promotion and sale of securities in Regulation A, Regulation Crowdfunding and Regulation D offerings hosted on our platforms. Further, we are able to facilitate the secondary trades on StartEngine Secondary, see (”StartEngine Secondary” below). StartEngine Primary received approval for a range of business lines to allow us to act as the broker-dealer for the private placements of securities (which includes securities sold under Regulation D), to effect transfers and sales on StartEngine Secondary, and to be able to receive referral fees and commissions for sales of securities. Further, to expend our services that we can offer our clients, we filed a continuing membership application with FINRA (“CMA”) to be a clearing or “carrying” broker-dealer so in addition to handling a client’s orders to buy and sell securities we can also maintain custody of a client’s securities and other assets (e.g. cash in their account). Our broker-dealer registration became effective in June 2019, and our CMA for become a carrying broker-dealer was accepted at the end of September 2021.

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

Market

Regulation A

Amended Regulation A became effective June 19, 2015. According to the SEC, the size of the Regulation A market remained at approximately $1.5 billion for the periods from July 1, 2022 to June 30, 2023 and July 1, 2023 to June 30, 2024

As of March 31, 2025, we have hosted 75 Regulation A offerings, which have raised a total of approximately $282 million on our platforms, not including five offerings for StartEngine itself and 33 offerings of series of companies managed by StartEngine Assets, LLC. We believe the market for Regulation A will continue to grow as more companies become aware of the ability to raise capital through crowdfunding platforms. Because it permits a maximum raise of $75 million each 12 months, we believe this rule is well suited for small and midsize businesses. We have seen the demand increase significantly between 2020 and 2022, while contracting in 2023 and 2024. Excluding offerings for StartEngine itself and its affiliates, we have hosted 13 offerings in 2020, 17 offerings in 2021, 22 offerings in 2022, 13 offerings in 2023 and 7 offerings in 2024. The number of offerings hosted is based on the year launched and do not include offerings for StartEngine itself and the offerings of series for StartEngine Collectibles Fund I LLC.

Regulation Crowdfunding

Since its launch on May 16, 2016, we estimate that as of March 31, 2025, 1,312 offerings have raised over $545 million on StartEngine through Regulation Crowdfunding. According to the SEC, the size of the Regulation Crowdfunding market was decreased to approximately $249 million for the period from July 1, 2023 to June 30, 2024, compared with $352 million for the period from July 1, 2022 to June 30, 2023.

We believe Regulation Crowdfunding will grow year over year after a small contraction in the previous year as more startup companies become aware of this funding method and view Regulation Crowdfunding as a viable fundraising option and market conditions improve. We have seen the demand decrease between 2022 and 2023. We did see an increase in demand between 2023 and 2024 despite the Company adding fewer issuers to the platform at the beginning of 2024, however this strategy was reverted in mid 2024. Regulation Crowdfunding makes it relatively inexpensive to make an offering of securities: legal, compliance and accounting costs can be less than $10,000, and offering costs can be even cheaper for companies who prepare the documentation internally. With a current maximum raise of $5 million per year, we believe that this funding method is perfect for early-stage companies.

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

Regulation D Offerings

Offerings under Regulation D include those under Rule 506(b), Rule 506(c), and Rule 504. Our investor base is generally the retail investors, and according to the SEC, the size of the Rule 506(b) market (excluding pooled funds) was approximately $170 billion, the Rule 506(c) market (excluding pooled funds) was approximately $12 billion and the Rule 504 market (excluding pooled funds) was approximately $246 million for the period from July 1, 2023 to June 30, 2024. The vast majority of Regulation D sales were through Rule 506(b), which does not allow for general solicitation and allows for some non-accredited investors as well as less stringent requirements for verifying accredited status. Based on this information, we believe there is large potential market for online sales under Rule 506(c).

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

StartEngine Private

The Company provides accredited investors the opportunity to purchase membership interests in funds that own shares of venture capital backed, late-stage private companies (the “underlying securities”) via its StartEngine Private product offering. The offerings are made in reliance on Rule 506(c) of Regulation D. The Company does not currently have a value on the potential market size for our membership interests; but in its 2024 Annual Report from the SEC Office of the Advocate for Small Business Capital Formation, the SEC estimated that approximately 19% households in the United States qualify as accredited. Additionally, we believe that the private equity and alternative investment markets are expected to grow significantly over the next several years.  The Company believes that there is interest from accredited investors to have an economic interest in the underlying securities where they do not have an interest in investing directly themselves (e.g., they do not want to invest the high minimum amount often required for companies at this stage) and/or do not have the time, financial, legal, and/or technical expertise to source these investments themselves.

Transfer Agent

The exemptions provided by Regulation A and Regulation Crowdfunding include conditional exemptions from the registration requirements of the Securities Exchange Act of 1934. One of the conditions is that should the number of a Company’s security holders and/or the value of a Company’s assets exceed a certain threshold, a Company needs to use a registered transfer agent to avoid the requirement that the Company become a fully-registered Company with the SEC - an expensive proposition for many of these small companies. Therefore, the market for our transfer agent services includes all companies that have previously raised funds through Regulation A and Regulation Crowdfunding offerings. Currently, we mainly market our services to our current clients.

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

Registered User Base

As of March 31, 2025, we have approximately 1,541,000 registered users. Of these, approximately 391,000 have made investments on our platform. We determine registered users by tracking unique email addresses from investor profiles that have not deactivated their profiles. As an individual could have multiple email addresses across multiple profiles, or may no longer be active, even if they have not deactivated their profile, registered users are an approximate gauge and could overstate the actual number of unique registered users. There is no fee associated with becoming a registered user. Of the users who have made investments the average number of investments is approximately 2.28  and the amount per investment is approximately $1,044. We are seeing week-over-week growth in registered users and expect to register more users as we add more companies to our platform.

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

With respect to StartEngine Private, we compete with other companies such as Forge, EquityZen and MicroVentures.

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

Research and Development

StartEngine invested approximately $7,796,521 for the year ended December 31, 2024 and $5,779,920 for the year ended December 31, 2023 in research and development, product development, and maintenance.

Employees

As of March 31, 2025, we had 71 employees. We also work with a large number of contractors for user-experience design, security controls, and testing, services and marketing.

Regulation

Having platforms that host Regulation A, Regulation Crowdfunding and Regulation D offerings, we are required to comply with a variety of state and federal securities laws as well as the requirements of FINRA, a national securities association of which our funding portal subsidiary and our broker-dealer are members. Further, as a registered transfer agent, we are required to comply with a variety of state and federal securities laws and laws that govern transfer agents, as well as laws aimed at preventing fraud, tax evasion and money laundering

Our Broker-Dealer

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

Our Funding Portal

In order to act as an intermediary under Regulation Crowdfunding, you can either use a funding portal or a broker dealer as an intermediary.  We are transitioning most of our Regulation Crowdfunding offering into our broker-dealer, but we have traditionally used, our subsidiary that is registered as a funding portal with the SEC and member of FINRA as the intermediary for these offerings. In addition to the rule of the SEC and FINRA, we may be subject to additional rules issued by other regulators, such as the money-laundering rules proposed by FinCEN.

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

Operation of ATS

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

Exempt Reporting Adviser

An exempt reporting adviser is an exemption from full registration with the SEC under the Investment Advisers Act of 1940, and specifically, we are the private fund adviser exemption, which is generally available to advisers that only manage private funds and have less than $150 million in assets under management.  As an ERA, our subsidiary not only has to make and initial and ongoing public filing Form ADV Part 1, but also has compliance requirements including, record keeping requirements, requirements with respect to material nonpublic information and compliance with the Advisers Act’s anti-fraud provisions. Currently, StartEngine Adviser LLC is the adviser for all the SE Funds.

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

StartEngine was formed in 2014 and is still working on fine tuning its business plan to one that will enable it to generate profits on an annual basis and to maintain profitability. Though our core business model of operating our funding portal and broker-dealer services have been receiving revenues for nearly nine years and four years, respectively, we are still evolving aspects of business model, including modifying our revenue models, adding additional products (e.g., StartEngine Secondary, StartEngine Private), and modifying our current offerings in light of regulatory changes and/or interactions with regulators (see, “Item 1. Business – Regulation and “Item 3. Legal Proceedings”). Over the past year, our StartEngine Private has surpassed our previous products in terms of revenue generation. Accordingly, the Company’s operating history may not be indicative of future prospects. Our current and proposed operations are subject to all the business risks associated businesses in industries that are developing and rapidly changing. These include likely fluctuations in operating results as the Company reacts to developments in its market, manages its growth, and develops new services as well as the entry of competitors into the market. These include likely fluctuations in operating results as the Company reacts to developments in its market, manages its growth, and develops new services as well as the entry of competitors into the market. We will only be able to pay dividends on any shares once our directors determine that we are financially able to do so. Since inception, StartEngine has not generated sufficient revenues to cover operational expenses. There is no assurance that we will be consistently profitable in the next three years or generate sufficient annual revenues to pay dividends to the holders of our shares.

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

In the past we have had to restate our financial statements, and during preparation for financial reporting related to the year ended December 31, 2024, the Company discovered certain errors in the preparation of the financial statements. The Company’s management conducted an investigation with the Company’s independent auditors. As a result of this investigation, the Company determined that several accounts required correction to be in accordance with US GAAP. Accordingly, the Company made certain corrections to the financial statements for the year ended December 31, 2024.

Management concluded that the Company’s internal control over financial reporting, as defined by Sections 13a-15(f) and 15d-15(f) of the Exchange Act, was not effective as of December 31, 2024, including due to the following identified material weaknesses:

-	Stock and warrants held as investments that were valued using a modified Black-Scholes option pricing model per the Company’s stated policies had calculation errors and needed to be corrected with an adjusting journal entry for 2024. Additionally, investment securities were not counted or reconciled to detail records;
-	The expense related to stock-based compensation using a modified Black-Scholes pricing model had calculation errors and needed to be corrected with an adjusting journal entry for 2024.

Management has included a report on its assessment of internal control over financial reporting, including a description of identified material weaknesses, remediation efforts resulting in changes to internal control over financial reporting, and plans for further remediation in Item 9A, “Controls and Procedures”.

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

The principal securities regulations that we work with, Rule 506(c), Regulation A and Regulation Crowdfunding, have only been in effect in their current form since 2013, 2015 and 2016, respectively. StartEngine’s ability to continue to penetrate the market remains uncertain as potential issuer companies may choose to use different platforms or providers (including, in the case of Rule 506(c) and Regulation A, using their own online platform), or determine alternative methods of financing. Investors may decide to invest their money elsewhere. Further, our potential market may not be as large, or our industry may not grow as rapidly, as anticipated, for instance, according to the SEC, the size for the Regulation A market retracted in 2023 and remained about the same in 2024. With a smaller market than expected, we may have fewer customers. Success will likely be a factor of investing in the development and implementation of marketing campaigns, subsequent adoption by issuer companies as well as investors, and favorable changes in the regulatory environment. Finally, as more competitors enter the market, it will become more difficult to obtain business.

We have an evolving business model.

Our business model is one of innovation, including continuously working to expand our product lines and services to our clients, such as our expansion into the transfer agent and broker-dealer space as well as our foray into becoming an alternative trading system and acting as an exempt investment adviser for companies; see the “Item 1. Business - - Principal Products and Services”. It is unclear whether these services will be successful. Further, we continuously try to offer additional types of services, and we cannot offer any assurance that any of them will be successful. From time to time we may also modify aspects of our business model relating to our service offerings, for instance we are no longer focused on StartEngine Assets and securitizing collectibles in the Regulation A market and have turned our focus to the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offerings. StartEngine Private, which started in the 3rd quarter in 2023, was our main revenue generator in 2024. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage this evolution effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

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

This risk is illustrated by the fact that, during preparation for financial reporting related to the year ended December 31, 2024 and 2023, and based on review from the auditors, the Company discovered certain errors (specifically for stock impairment, stock-based comp, as well as a significant deficiency relating revenue allocation between entities) in its previously reported quarterly financial statements for 2024. The Company’s management has concluded that, in light of these errors, the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2024 was not effective. To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of the Company’s internal control over financial reporting. While the Company has processes to identify and appropriately apply applicable accounting requirements, management has enhanced these processes in the past year by enhancing the process by which the Company reviews and presents financial statements, and has also invested in additional accounting software to ensure more accurate reporting. Management’s report on internal control over financial reporting, a description of the material weaknesses identified, resulting changes to internal control over financial reporting, and continued plans for remediation can be found in Item 9A “Controls and Procedures.” See also the above risk factor, “We have identified material weaknesses in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our common stock to decline and subject us to regulatory penalties.”

If we continue to have issues and/or fail to adapt our management, information systems and financial and internal controls to our growth, or if we encounter other unexpected difficulties, our business, financial condition and operating results will suffer.

We are primarily reliant on one main type of service.

Most of current services are variants on one type of service — providing a platform for online capital formation and online private securities transactions and ancillary services. Our revenues are therefore dependent upon the market for online securities markets.

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

We face significant market competition.

We facilitate online capital formation and private securities transactions. Though online capital formation is a relatively new market, we compete against a variety of entrants in the market as well likely new entrants into the market. Some of these follow a regulatory model that is different from ours and might provide them competitive advantages. New entrants could include those that may already have a foothold in the securities industry, including some established broker-dealers. Further, online capital formation is not the only way to address helping start-ups raise capital, and the Company has to compete with a number of other approaches, including traditional venture capital investments, loans and other traditional methods of raising funds and companies conducting crowdfunding raises on their own websites. Additionally, some competitors and future competitors may be better capitalized than us, which would give them a significant advantage in marketing and operations.

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

Voting control is concentrated in the hands of a small number of stockholders. Our CEO and Chairman currently hold approximately 25% of our voting shares in aggregate, including shares of our Common Stock and (on an as-converted basis) shares of our Series Seed

Preferred Stock, Series A Preferred Stock and Series Seed Preferred Stock; and two other shareholders, SE Agoura Investment LLC and The Lee Miller Trust UA 09/05/2020, own approximately 17% and 7%, respectively, of our voting shares in aggregate. None of SE Agoura Investments LLC, The Lee Miller Trust UA 09/05/2020 or their beneficial owners serve on our Board or are employees of our Company. The trust, held on behalf of Mr. Marks’ family, which he does not control or beneficially own, owns approximately 2%. Those five shareholders in aggregate control approximately 51% of our voting shares and approximately 52% of our preferred stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” Holders of our Common Stock are generally not be able to influence our policies or any other corporate matter, including the election of directors, changes to our Company’s governance documents, expanding the employee option pool, and any merger, consolidation, sale of all or substantially all of our assets, or other major action requiring stockholder approval. Some of the larger stockholders include, or have the right to designate, executive officers and directors of our Board. These few people and entities make all major decisions regarding the Company.

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

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Risk Management and Strategy

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

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

Our subsidiary, StartEngine Assets LLC, owned a membership interest in a building located at 327 South Madison Way, Glendale, California 91205 in 2024. StartEngine Assets completed sale of this building on March 14, 2025.

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

The matter was resolved on January 19, 2024 and payment of the settlement was resolved in March 2024. The settlement amount totaled $2.1 million of which the Company paid $200,000 with the remaining $1,900,000 covered by the Company’s liability insurance policy. The matter is now considered closed. The Company recuperated the $200,000 payment in February 2025.

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

Our securities traded during the following period: January 1, 2024 – June 30, 2024. We had a trading history as follows (adjusted on a post-split basis):

	HIGH	LOW
Quarter Ended:
March 31, 2024	$0.25	$0.10
June 30, 2024	$0.16	$0.13

The Company did not register any trades from July 2024 to December 2024.

Last Reported Price.

On March 31, 2025 the last reported closing price of our shares of common stock reported on the StartEngine Secondary was $0.1475 per share.

Holders

As of March 31, 2025, there were 704,783,714 shares of common stock, which were held by approximately 36,038 shareholders of record. In addition, there were 204,810,720 shares of our Series Seed Preferred Stock outstanding, which shares were held by 40 shareholders of record, there were 185,440,880 shares of our Series Seed A Stock outstanding, which shares were held by 3 shareholders of record and there were 9,642,080 shares of our Series T Preferred Stock outstanding, which shares were held by 12 shareholders of record.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Equity Compensation Plans

Number of
securities
	Number of		remaining
	securities	Weighted-	available for
	to be issued	average	future issuance
	upon	exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan category	and rights (1)	and rights	column (a)) (1)
Equity compensation plans approved by security holders	231,800,000	$0.21	16,895,940
Equity compensation plans not approved by security holders	0	$—	0
Total	231,800,000	$0.21	16,895,940

Recent Sales of Unregistered Securities and Use of Proceeds

During the past three years, the Company has engaged in the following offerings of securities*:

●	From March 15, 2022 through November 10, 2023, the Company sold and issued 15,404,700 shares of Common Stock for a total of $17,263,490, in addition another 3,851,300 shares of Common Stock was sold for a total of $4,312,920 by selling shareholders under Regulation A. Of the securities sold in the offering, 805,900 shares of Common Stock were sold where Dalmore was the broker-dealer and received $30,221 in commissions.
●	From November 3, 2024 through December 31, 2024, the Company sold and issued 1,816,124 shares of Common Stock for a total of $1,966,426, in addition another 546,049 shares of Common Stock was sold for a total of $587,487 by selling shareholders under Regulation A.

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

Business and Trends

For Regulation A offerings, our broker-dealer subsidiary is permitted to charge commissions to the companies that raise funds on our platform. Regulation A offerings are subject to a commission ranging between 4% and 7% and usually include warrants to purchase shares of the Company or the securities that are the subject of the offering. The amount of commission is based on the risks and other factors associated with the offering. Through StartEngine Primary, we can also charge commissions on Regulation D offerings hosted on our platform. During the periods covered in these financial statements we did not receive any Regulation D commissions. In Regulation Crowdfunding offerings, our funding portal subsidiary is permitted to charge commissions to the companies that raise funds on our platform. We typically charge 6% to 10% for Regulation Crowdfunding offerings on our platform. We also generate revenue from services, which include a consulting package for Regulation Crowdfunding issuers called StartEngine Premium priced at $15,000 to help companies who raise capital with Regulation Crowdfunding, as well as transfer agent services marketed as StartEngine Secure. In Q2 2024, the Company shifted the Secure billing from annual invoices at $10 per user to tiered service annual contract for $250 or $350 per month. We additionally charge a $1,000 fee for certain amendments we file on behalf of companies raising capital under Regulation Crowdfunding as well as fees to run the required bad actor checks for companies utilizing our services. The Company also receives revenues from other programs such as the StartEngine Venture club (formerly OWNers bonus) program and StartEngine Secondary. Our annual memberships for the StartEngine Venture Club bonus program are $275 per year. We launched StartEngine Secondary on May 18, 2020 and generate revenues by charging trade commissions to the sellers of the shares. Through December 31, 2024, the Company itself as well as twenty-four additional companies have been quoted on this platform. In Q3 2023 the Company began providing accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, an exempt reporting adviser.

Trend Information

We are operating in a relatively new industry and there is a level of uncertainty about how fast the volume of activity will increase and how future regulatory requirements may change the landscape. We continue to innovate and introduce new products to include in our current mix as well as continuing to improve our current services such as providing liquidity for our investors and issuers. For instance, StartEngine Private which was a new product launched in the Q3 2023, has become our largest revenue generator in 2024.

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

On June 10, 2019, our subsidiary, StartEngine Primary LLC, was approved for membership as a broker-dealer with FINRA. Since our approval as a broker-dealer, we have experienced increased costs for payroll and training that we believe continue to increase relative to our revenue. We anticipate that this trend will continue into 2024 as the Company explores new avenues for revenue and growth. In addition, in April 2020 we received approval to operate an ATS. StartEngine Primary launched its ATS, branded as “StartEngine Secondary” on May 18, 2020. StartEngine Secondary has a limited operating history, and even though over 400 issuers have signed to be quoted on this platform, only twenty-five companies have been quoted on this platform to date, including the Company itself. Currently, for StartEngine Secondary, we generate revenues by charging trade commissions to the sellers of the shares and we intend to generate revenues by charging a 5% commission to the seller. We have experience increased costs due to technology and operations related to the operation of our ATS. We anticipate operating the ATS will initially increase our overall expenses by $50,000 per month. Further, we anticipate receiving increased revenue related to offerings under Regulation A.

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

As a Company, we are always reevaluating processes and procedures as it pertains to the success of the business. As such, the Company remains agile on changes in the market as well as the demand for services provided by the Crowdfunding industry. At the end of 2024, the Company determined that a reduction in workforce was required as the market for regulation A and Crowdfunding stagnated. This decision to reduce headcount by 25% was made in an effort to remain nimble in a competitive market and help reduce costs as the Company aims for profitability in 2025.

We additionally have engaged and trained and anticipate having to engage and train further additional compliance personnel, to better ensure continued compliance with FINRA and SEC regulatory requirements and also in order to expand our broker-dealer operations. Further we anticipate hiring additional sales and marketing personnel to help increase our customer base with respect to both issuers as well as investors

In 2024, the Company began hosting its new Regulation Crowdfunding issuances with the broker-dealer entity for regulatory and compliance reasons. As the legacy Regulation Crowdfunding raises complete their issuance, the remaining revenue from them will be booked to the current StartEngine Capital entity, which is not a broker-dealer. We expect that this transition to all Regulation A and Crowdfunding raises will be complete by the end of 2025.

Operating Results

Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023

The following table summarizes the results of our operations for the fiscal year ended December 31, 2024 as compared to the fiscal year ended December 31, 2023.

	Year Ended December 31,
	2024	2023	$ Change

Revenues	$48,625,508	$23,385,998	$25,239,510

Cost of revenues	25,873,241	8,703,894	17,169,347

Gross profit	22,752,267	14,682,104	8,070,163

Operating expenses:
General and administrative	13,758,127	10,207,544	3,550,583
Sales and marketing	16,473,905	13,013,676	3,460,229
Research and development	7,796,521	5,779,920	2,016,601
Change in fair value of warrants received for fees	135,384	11,409	123,975
Change in fair value of shares received for fees	724,933	2,122,211	(1,397,278)
Total operating expenses	38,888,870	31,134,760	7,754,110

Operating income (loss)	(16,136,603)	(16,452,656)	316,053

Other expense (income), net:
Other expense (income), net	400,055	(144,290)	544,345
Total other expense (income), net	400,055	(144,290)	544,345

Income (loss) before provision for income taxes	(16,536,658)	(16,308,366)	(228,292)

Taxes - Other	—	67,112	(67,112)

Net income (loss)	(16,536,658)	(16,375,478)	(161,180)

Revenues

Our revenues during the fiscal year ended December 31, 2024 were $48,625,508, compared to $23,385,998 for the fiscal year ended December 31, 2023, which represented an increase of $25,239,510, or 108%. The table below represents the major components of our revenues during the year ended December 31, 2024 and 2023:

	Year Ended	Year Ended
	Ended December 31,	Ended December 31,
	2024	2023	$ Change

Regulation Crowdfunding platform fees	$8,672,825	$11,115,372	$(2,442,547)
Regulation A commissions	2,711,712	919,825	1,791,887
StartEngine Premium	2,455,425	2,740,337	(284,912)
StartEngine Secure	1,366,502	1,426,320	(59,818)
StartEngine Private	27,883,143	2,709,621	25,173,522
Venture Club (formerly OWNers Bonus) revenue	5,352,347	4,280,009	1,072,338
Other service revenue	183,554	194,514	(10,960)

Total revenues	$48,625,508	$23,385,998	$25,239,510

The increase in total revenues in year ended December 31, 2024 as compared to the same period in 2023 is primarily due to StartEngine Private, which began generating revenue in Q4 2023. The $27,883,143 represents closings on 41 StartEngine Private offerings, and the Company plans to continue growing this revenue source in the future. Though this is a significant increase in revenues we note this is a lower margin product, see “Cost of Revenue” below.

The Company experienced varied financial performance across its other product streams in 2024. While there was a decline in Regulation CF commissions and other related revenues - partly due to the closure of StartEngine Assets - this downturn was offset by continued growth in platform fees associated with Regulation A offerings.

Specifically, for the year ended December 31, 2024, compared to the same period in 2023, the Company observed the following revenue trends across its other product lines:

●	Decrease in Regulation Crowdfunding platform fees of $2,442,547: The decline in Regulation Crowdfunding platform fees was primarily driven by lower total amounts raised, resulting from a reduced number of issuers participating in Regulation Crowdfunding offerings. In Q1 2024, the Company adopted a strategic shift aimed at prioritizing issuers with a higher likelihood of successful raises. While this approach led to slightly increased the average amount raised per issuer, the reduced issuer volume had a greater negative impact on revenue than initially projected.

Although the strategy was implemented at the beginning of 2024, its effect on revenue did not become apparent until the end of Q2 and continued through Q3 2024. In response, the Company amended its strategy to support a broader base of issuers going forward with an aim to maximize revenue for future periods.

For the year ended December 31, 2024, approximately $79 million was raised from 203 issuers, compared to $110 million raised from 277 issuers in the same period of 2023.*

●	Increase in Regulation A commissions of $1,791,887: Due primarily to higher amounts raised in Regulation A offerings for its issuers. Regulation A revenue is more sensitive to revenue variance based on the performance of the top raisers. Specifically, during the period ended December 31, 2024, the Company raised approximately $31 million for 11 issuers including $24 million for its top 3 issuers. For the period ended December 31, 2023 the Company raised approximately $13 million for 19 issuers including $9 million for its top 3 issuers.*
●	Decrease in revenues of $59,818 from StartEngine Secure: This was due primarily to a shift in pricing for the service provided. In 2024, the Company changed its Secure model from annual invoices at $10 per investor to an annual service commitment with a charge of either $350 or $250 per month depending on the tier. This change was made to ensure more issuers would utilize the service as well as increase collectability of funds as the issuers pay via credit card.

●	Decrease in StartEngine Premium revenue of $450,338: Due primarily fewer launches during the period ended December 31, 2024. This is primarily a Regulation Crowdfunding related product, and as the Crowdfunding business decreased in 2024, premium revenue decreased in tandem. Further the service charge of $15,000 is collected upon first disbursement per the issuer agreement. As launches decreased for the year ended December 31, 2024, there were fewer Premium payments collected.
●	Increase in StartEngine Venture Club revenue of $1,072,338: Primarily related to higher sales of Venture Club during the period ended December 31, 2024 and continuing into 2025 compared to the period ended December 31, 2023. Venture Club are annual packages, which are recognized over 12 months, see Note 2 – “Revenue Recognition” to the accompanying financial statements, and therefore the performance of this product in terms of revenue recognition lags behind actual sales.
●	Decrease in other service revenue of $10,960: Other service revenue includes revenue from additional services such as material amendments to issuer agreements and revenue from StartEngine’s Secondary marketplace.

*Offerings can span multiple periods and the amount raised during a period is based on the amounts closed on during that period.

Cost of Revenues

Our cost of revenues during the three months ended December 31, 2024 was $25,873,241, which represented an increase of $17,169,347, or 197%, from the amounts during the same period in 2023. The increase was primarily due to the addition of cost of revenue related to StartEngine Private, which began sales in the last quarter of 2023 and totaled $17,281,432 for 2024. For StartEngine Private, cost of revenues includes the costs of purchasing the stock as well as the cost of the dedicated sales staff (including commission for sales of the issuance). Our gross margin for this product in 2024 was 37%. Our gross margin for the year ended December 31, 2024 decreased to 47% compared to 63% during the same period in 2023.

Operating Expenses

The Company’s total operating expenses during the year ended December 31, 2024 amounted to $38,888,870, which represented an increase of $7,754,110 or 25%, from the expenses in the same period in 2023. The increase in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $3,550,583: Primarily due to the inclusion of amortization expense for the SeedInvest acquisition, which increased by $1,179,608 for a full year of amortization in 2024, whereas amortization did not begin in 2023 until May when the purchase was completed. Additionally, an increase in payroll expenses of $1,518,381 was due to increased commission relating to revenue based bonus payout, and finally increase in software expense of $354,717 as the Company leverages more technology to improve process efficiency and scale the business.
●	Sales and marketing expenses increased by $3,460,229 for the year ended December 31, 2024: This increase was primarily driven by a $1,071,071 rise in stock-based compensation, reflecting stock option grants issued at a higher strike price of $1.25 per share compared to previous issuances. Additionally, marketing expenses increased by $1,081,286, which was due to the Company focusing advertising to raise its brand awareness and further utilize referral services and scouts to find new issuers for the platform. Finally, sales salaries rose by $802,631 due to the hiring of additional personnel to support expanded sales efforts during the year.
●	Increase in research and development expenses of $2,016,601: Research and development expenses increased by $2,016,601 for the year ended December 31, 2024. This increase was primarily attributable to an expansion in headcount as the Company intensified its efforts to enhance the platform and underlying technology. As a result, payroll and bonus expenses related to research and development rose by $567,281. Additionally, stock-based compensation increased by $1,220,546, reflecting the issuance of stock options at a higher strike price of $1.25 per share compared to prior grants.

These increases were partially offset by a decrease in write down of shares received for fees by $1,397,278 as the Company had fewer write down of share expense in 2024 due to increase price per share of return issuers and less write down of historically held stock.

Other Expense (Income), net

Our other expense, net during the year ended December 31, 2024 amounted to $400,055, which included loss from the sale of the membership in the apartment building of $432,148. During the same period in 2023 our other income, net was $144,290 which primarily represented cashback earned from our credit cards as well as dividends earn by the Company’s Vanguard account holdings and interest earned through the Company’s money market accounts during that period.

Net Loss

Net loss totaled $16,536,658 for the year ended December 31, 2024, an increase of $161,180 compared to a net loss of $16,375,478 recognized during the year ended December 31, 2023.

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

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our  Statements of Cash Flows:

	Year Ended
	December 31,
	2024	2023	$ Change

Net cash used in operating activities	$(4,275,484)	$(8,726,936)	$4,451,452
Net cash provided by investing activities	$202,892	$393,684	$(190,792)
Net cash provided by financing activities	$2,258,591	$5,529,081	$(3,270,490)

Our net loss during the year ended December 31, 2024 was $16,536,658, as compared to a net loss of $16,375,478 during the year ended December 31, 2023.

Cash used by operating activities for the year ended December 31, 2024 was $4,275,484 as compared to cash used by operating activities of $8,726,936 for the same period in 2023. The decrease in cash used by operating activities in 2024 was primarily due to a $1,179,607 increase in amortization expense of the SeedInvest purchase and $3,207,334 increase in stock-based compensation.

Cash received from investing activities for the year ended December 31, 2024 was $202,892, as compared to cash received in investing activities of $393,684 in the same period in 2023. The cash received in 2024 relates to the sale of a portion of the apartment building StartEngine owns of $225,170 and cash received in 2023 relates to the sale of certain collectibles of $417,421.

Cash provided by financing activities was $2,258,591 and $5,529,081 for the year ended December 31, 2024 and December 31, 2023, respectively. The decrease of cash inflow is primarily due to the decrease in proceeds from sale of common stock of $2,553,913 in 2024 compared to $10,162,061 of proceeds in 2023 less $4,719,370 in offering costs. The sale of common stock in 2023 was open for almost 11 months during the year from January until November 2023, while sales in 2024 were for less than two months beginning in November.

Balance Sheet

The following table summarizes our assets and liabilities as of December 31, 2024 as compared as of December 31, 2023:

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash	$10,842,297	$12,656,298
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	2,848,880	193,696
Other current assets	1,032,932	720,767
Total current assets	14,725,965	13,572,617

Property and equipment, net	126,698	119,723
Investments - warrants	60,103	195,487
Investments - stock	10,327,834	8,623,212
Investments - Private	4,701,010	4,357,083
Investments - Collectibles	2,361,996	2,446,121
Investments - Real Estate	1,479,310	2,136,628
Due from related party	209,360	209,190
Intangible assets	18,463,620	21,892,192
Other assets	33,847	42,138
Total assets	$52,489,743	$53,594,391

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$542,903	$278,691
Accrued liabilities	6,725,780	4,456,756
Deferred revenue	2,880,316	3,520,150
Total current liabilities	10,148,999	8,255,597

Total liabilities	10,148,999	8,255,597

The Company’s current assets increased by $1,153,348 from December 31, 2023 to December 31, 2024. The increase was primarily driven by an increase in accounts receivable by $2,655,184, primarily driven by StartEngine Private disbursements that were not received until early January 2025. This increase was partially offset by a decrease in cash of $1,814,001.

The Company’s long-term assets decreased by $2,257,996 from December 31, 2023 to December 31, 2024. This was driven primarily by:

●	A $3,428,572 decrease in intangible assets from the purchase of SeedInvest assets less the amortization for the period.
●	A $657,318 decrease in real estate investment as the Company sold a portion of its membership for $225,000 in 2024 and recognized a loss of $432,148 in the agreed upon sale price for the remaining membership stake, the sale of which was completed in 2025.

These decreases were partially offset by a $475,574 increase in stock investments which we earn as part of compensation for raising funds for issuers.

Current liabilities increased by $1,893,402 which is primarily due to an increase in accrued liabilities, specifically an increase in investor deposits of $722,145 as well as an increase of accrued liabilities of $1,244,131 related to year end commission and bonus payment.  As the StartEngine Private business continues to scale, we expect these liabilities to be recurring for future periods.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of December 31, 2024, the Company’s current assets were $14,725,965. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Regulation A and Regulation CF offerings.

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

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of StartEngine Crowdfunding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of StartEngine Crowdfunding, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Haynie & Company (ID #457) Salt Lake City, Utah March 31, 2025

We have served as the Company’s auditor since 2023.

StartEngine Crowdfunding, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash	$10,842,297	$12,656,298
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	2,848,880	193,696
Other current assets	1,032,932	720,767
Total current assets	14,725,965	13,572,617

Property and equipment, net	126,698	119,723
Investments - warrants	60,103	195,487
Investments - stock	10,327,834	8,623,212
Investments - Private	4,701,010	4,357,083
Investments - Collectibles	2,361,996	2,446,121
Investments - Real Estate	1,479,310	2,136,628
Due from related party	209,360	209,190
Intangible assets, net	18,463,620	21,892,192
Other assets	33,847	42,138
Total assets	$52,489,743	$53,594,391

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$542,903	$278,691
Accrued liabilities	6,725,780	4,456,756
Deferred revenue	2,880,316	3,520,150
Total current liabilities	10,148,999	8,255,597

Total liabilities	10,148,999	8,255,597

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 207,000,000 shares authorized, 185,440,880 and 185,440,880 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectfully, liquidation preference of $5,310,409 and $5,310,409 at December 31, 2024 and December 31, 2023, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 99,000,000 shares authorized, 9,642,080 and 9,642,080 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively, liquidation preference of $1,414,486 and $1,414,486 at December 31, 2024 and December 31, 2023, respectively.	983,634	983,634
Series Seed Preferred Stock, par value $0.00001, 213,000,000 shares authorized, 204,810,720 and 204,810,720 and shares issued and outstanding at December 31, 2024 and December 31, 2023, respectfully, liquidation preference of $1,707,990 and $1,707,990 at December 31, 2024 and December 31, 2023, respectively.	1,706,756	1,706,756
Common stock, par value $0.00001, 1,500,000,000 shares authorized, 702,861,520 and 697,085,900 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	7,028	6,971
Additional paid-in capital	95,543,998	82,005,447
Noncontrolling interest	(13,251)	(13,251)
Accumulated deficit	(61,174,088)	(44,637,430)
Total stockholders’ equity	42,340,744	45,338,794
Total liabilities and stockholders’ equity	$52,489,743	$53,594,391

See accompanying notes to consolidated financial statements

StartEngine Crowdfunding, Inc.

Consolidated Statement of Operations

	Year Ended December 31,
	2024	2023

Revenues	$48,625,508	$23,385,998

Cost of revenues	25,873,241	8,703,894

Gross profit	22,752,267	14,682,104

Operating expenses:
General and administrative	13,758,127	10,207,544
Sales and marketing	16,473,905	13,013,676
Research and development	7,796,521	5,779,920
Change in fair value of warrants received for fees	135,384	11,409
Change in fair value of shares received for fees	724,933	2,122,211
Total operating expenses	38,888,870	31,134,760

Operating income (loss)	(16,136,603)	(16,452,656)

Other Expense (Income)
Other expense (income), net	400,055	(144,290)
Total other expense (income), net	400,055	(144,290)

Income (loss) before provision for income taxes	(16,536,658)	(16,308,366)

Taxes - Other	—	67,112

Net loss	(16,536,658)	(16,375,478)

Weighted average loss per share - basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding - basic and diluted	699,099,798	677,344,569

See accompanying notes to consolidated financial statements

StartEngine Crowdfunding, Inc.

Consolidated Statements of Stockholders’ Equity

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2022	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	666,033,240	$6,660	$45,419,275	$(13,251)	$(28,261,952)	25,127,789
Sale of Common Stock	—	—	—	—	—	—	9,105,220	91	10,161,973	—	—	10,162,064
Offering Costs	—	—	—	—	—	—	—	—	(4,719,370)	—	—	(4,719,370)
Exercise of stock options	—	—	—	—	—	—	2,747,440	28	86,362	—	—	86,390
Stock compensation expense	—	—	—	—	—	—	—	—	7,057,402	—	—	7,057,402
SeedInvest Acquisition	—	—	—	—	—	—	19,200,000	192	23,999,805	—	—	23,999,997
Net loss	—	—	—	—	—	—	—	—	—	—	(16,375,478)	(16,375,478)
Balance at December 31, 2023	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	697,085,900	$6,971	$82,005,447	$(13,251)	$(44,637,430)	45,338,794

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2023	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	697,085,900	$6,971	$82,005,447	$(13,251)	$(44,637,430)	45,338,794
Sale of Common Stock	—	—	—	—	—	—	2,362,173	27	2,553,886	—	—	2,553,913
Offering Costs	—	—	—	—	—	—	—	—	(339,997)	—	—	(339,997)
Exercise of stock options	—	—	—	—	—	—	3,413,447	30	44,645	—	—	44,675
Stock compensation expense	—	—	—	—	—	—	—	—	11,280,017	—	—	11,280,017
Net loss	—	—	—	—	—	—	—	—	—	—	(16,536,658)	(16,536,658)
Balance at December 31, 2024	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	702,861,520	7,028	95,543,998	(13,251)	(61,174,088)	42,340,744

See accompanying notes to consolidated financial statements

StartEngine Crowdfunding, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(16,536,658)	$(16,375,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,303	13,155
Amortization	3,428,572	2,248,965
Bad debt expense	313,596	722,932
Realized loss on sale of investments - building	432,148	—
Fair value of investments - other received for fees	(2,429,556)	(2,801,296)
Change in fair value of warrant investments	135,384	11,409
Impairment of investments - other received for fees	724,934	2,121,901
Stock-based compensation	11,280,017	7,057,402
Changes in operating assets and liabilities:
Accounts receivable	(2,968,780)	(237,956)
Other current assets	(303,874)	607,999
StartEngine Private stock purchases	(18,073,404)	(6,208,037)
Proceeds from sale of StartEngine Private stock	17,813,602	1,850,954
Due from related parties	(170)	(317,007)
Accounts payable	264,212	(5,680)
Accrued liabilities	2,269,024	1,779,073
Deferred revenue	(639,834)	804,728
Net cash used in operating activities	(4,275,484)	(8,726,936)

Cash flows from investing activities:
Investments - Collectibles sales, gross	—	417,421
Purchase of property and equipment	(22,278)	(23,737)
Proceeds from sale of real estate	225,170	—
Net cash provided by investing activities	202,892	393,684

Cash flows from financing activities:
Proceeds from sale of common stock	2,553,913	10,162,061
Offering costs	(339,997)	(4,719,370)
Proceeds from exercise of employee stock options	44,675	86,390
Net cash provided by financing activities	2,258,591	5,529,081

(Decrease) in cash and restricted cash	(1,814,001)	(2,804,171)
Cash and restricted cash, beginning of period	12,656,298	15,460,469
Cash and restricted cash, end of period	$10,842,297	$12,656,298

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$67,112
Non Cash Investing & Financing Activities
Purchase of SeedInvest Intellectual Property with Common Stock	—	23,999,997

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

The Company aims to revolutionize the startup financing model by helping both accredited and non-accredited investors invest in private companies on a public platform. StartEngine Crowdfunding Inc. has wholly-owned subsidiaries, StartEngine Capital LLC, StartEngine Secure LLC, StartEngine Assets LLC, StartEngine Primary LLC, StartEngine Private Manager LLC and StartEngine Adviser LLC. StartEngine Capital LLC is a funding portal registered with the US Securities and Exchange Commission (SEC) and a member of the Financial Industry Regulatory Authority (FINRA), StartEngine Secure LLC is a transfer agent registered with the SEC. StartEngine Assets LLC was formed in 2020 to buy, hold and manage assets in various asset classes such as real estate, automobiles, luxury goods and royalty-producing intangible assets. StartEngine Primary LLC was formed in October 2017 and received approval to operate as a registered broker-dealer in July 2019. On April 16, 2020, StartEngine Primary LLC received approval to operate as an alternative trading system. Since 2023, the Company has been providing accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, an exempt reporting adviser. The Company’s mission is to empower thousands of companies to raise capital and create significant amounts of jobs over the coming years.

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

The Company has cash and cash equivalents of approximately $10.8 million, which its managements believes will cover losses for the foreseeable future. The Company’s management believes that any substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

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

Principles of Consolidation

The consolidated financial statements include the accounts of StartEngine Crowdfunding, Inc.’s wholly-owned subsidiaries, including StartEngine Capital LLC, StartEngine Secure LLC, and StartEngine Primary LLC and StartEngine Assets LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be creditworthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits. The balance of excess as of December 31, 2024 was $8,889,039.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

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

Level 3

Investments - warrants (private portfolio): Fair value measurements of warrants of private portfolio companies are priced based on a modified Black-Scholes option pricing model to estimate the asset value by using stated strike prices, warrant expiration dates modified to account for estimates to actual life relative to stated expiration, risk-free interest rates, and volatility assumptions based on comparable public companies. Option volatility assumptions used in the modified Black-Scholes model are based on public companies who operate in similar industries as companies in our private company portfolio. For these warrants, the fair value of the underlying stock is an unobservable input consistent with Investment - stocks noted below. Certain adjustments may be applied as determined appropriate by management for lack of liquidity.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	60,103	60,103
Investment - stock	263,096	—	10,064,738	10,327,834
Non-Fungible Token ("NFT")	631	—	—	631
	$263,727	$1,856	$10,124,841	$10,390,424

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	195,487	195,487
Investment - stock	381,897	—	8,241,315	8,623,212
Non-Fungible Token ("NFT")	730	—	—	730
	$382,627	$1,856	$8,436,802	$8,821,285

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the year ended December 31, 2024 and 2023 as it relates to Investments – warrants and Investments – stocks:

Investments-
Warrants
Fair value at December 31, 2023	$195,487
Receipt of warrants	—
Change in fair value of warrants	(135,384)
Fair value at December 31, 2024	$60,103

Investments-
Warrants
Fair value at December 31, 2022	$206,895
Receipt of warrants	—
Change in fair value of warrants	(11,408)
Fair value at December 31, 2023	$195,487

Investments-
Stock
Fair value at December 31, 2023	$8,623,212
Receipt of stock	2,429,556
Change in fair value of stock	(724,934)
Fair value at December 31, 2024	$10,327,834

Investments-
Stock
Fair value at December 31, 2022	$7,943,817
Receipt of stock	2,801,296
Change in fair value of stock	(2,121,901)
Fair value at December 31, 2023	$8,623,212

The following range of variables were used in valuing Level 3 warrant assets during the year ended December 31, 2024 and 2023:

	2024	2023
Expected life (years)	0.17 -3.08	1.42 - 3.58
Risk-free interest rate	4.16%	3.84%
Expected volatility	25.07 - 90.0%	36.0 - 102.0%
Annual dividend yield	0%	0%
Underlying share values	$0.22 - 4.75	$0.30 – $100.00
Strike Prices	$0.30 - $100.00	$0.30 – $100.00

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

For Investments – Stock, the primary and most significant unobservable input relates to the share value of the issuers. In all cases, there were sales of the stock to the public through Regulation Crowdfunding, Regulation A, or a Regulation D funding mechanism, but such sales are often not to the level that an active market existed or exists. After the sales, such shares are often illiquid, and a change in valuation is often difficult to determine due to the lack of information available. Information regarding these unobservable inputs could correspondingly change the value of these assets. The basis for writing down this stock is to evaluate if the issuer has performed a raise on the Company’s platform within the last year. If the Company has, the stock value is updated to the current issuance price. If there has not been a raise, the Company writes down the value of the shares by 33%. This has been deemed reasonable as the shares of privately traded illiquid stocks are difficult to price, and the Company has determined through research that a markdown of this amount is reasonable due to assumed loss in value based on no new raises being hosted.

Accounts Receivable

Accounts receivable are recorded at the recognized amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance for doubtful accounts as of December 31, 2024 and December 31, 2023 was $0 and $179,388, respectively. Bad debt expense for the year ended December 31, 2024 and 2023 was $313,596 and $722,932, respectively.

As of December 31, 2024 the Company had accounts receivable over 90 days totaling $0.

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

Investments – Warrants

In connection with negotiated platform fee agreements, we may obtain warrants giving us the right to acquire stock in companies undergoing Regulation A offerings. We hold these assets for prospective investment gains. We do not use them to hedge any economic risks, nor do we use other derivative instruments to hedge economic risks stemming from these warrants.

We account for warrants in certain private and public (or publicly traded under the provisions of Regulation A) client companies as derivatives when they contain net settlement terms and other qualifying criteria under ASC 815, Derivatives and Hedging. In general, the warrants entitle us to buy a specific number of shares of stock at a specific price within a specific time period. Certain warrants contain contingent provisions, which adjust the underlying number of shares or purchase price upon the occurrence of certain future events. Our warrant agreements typically contain net share settlement provisions, which permit us to receive at exercise a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise). These warrants are recorded at fair value and are classified as Investments - warrants on our consolidated balance sheet at the time they are obtained and remeasured each reporting period.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment in our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, and (iii) cost method accounting. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, less adjustments for impairment in accordance with ASC 321-10-35-2. During the year ended December 31, 2024 and 2023, the Company received stock with a cost of $2,429,556 and $2,801,296, respectively, as payment for fees. During the year ended December 31, 2024 and 2023, write down expense related to shares received amounted to $724,934 and $2,121,901, respectively. The basis for writing down this stock is to evaluate if the issuer has performed a raise on the Company’s platform within the last year. If the Company has, the stock value is updated to the current issuance price. If there has not been a raise, the Company writes down the value of the shares by 33%. This has been deemed reasonable as the shares of privately traded illiquid stocks are difficult to price, and the Company has determined through research that a markdown of this amount is reasonable due to assumed loss in value based on no new raises being hosted.

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

Industry	2024	2023
AI Chips	$560,928	$1,040,039
Fintech	22,823	901,784
Sales Technology	225,389	754,868
Video Games	285,844	643,558
Messaging Platforms	-	403,495
AI Software	3,379,387	-
Consumer Goods	18,552	-
Software Development	20,174	613,339
Medical Technology	187,913	-
Total	$4,701,010	$4,357,083

Investments – Collectibles

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

The below is a breakdown of the types of collectibles and their value held as of December 31, 2024 and 2023:

	Period Ended December 31,	Period Ended December 31,
	2024	2023

Wine	$278,360	$278,360
Trading Cards	466,484	466,484
Artwork	1,322,942	1,322,942
Comic Books	240,451	324,477
NFT	631	730
Watches	53,128	53,128

Total collectibles	$2,361,996	$2,446,121

Investments – Real Estate

StartEngine has invested $2,136,628 to purchase a membership interest in an LLC that owns one residential apartment building in California. The company values this interest via the adjusted cost measurement alternative per ASC 321-10-35-2, noting it records the initial measurement at fair value, and in subsequent reporting periods, report changes in the fair value of such equity investments in net income. As the underlying building does not have a readily available fair market value, the company alternatively measures the investment at cost, minus impairment, if any, plus or minus adjustments through income for observable price changes. To date, the investment has not had any observable price changes, and as such, has not been impaired. On August 8, 2024 the Company executed a contract to sell a partial membership of the building. The Company agreed to sell the building at a price of $1,704,472 in 2024 and as such, recognized a loss of $432,148 in 2024. The Company received $225,000 in cash as payment for this membership in August 2024. The carrying price of the building at December 31, 2024 is $1,479,310.

Intangible Assets

The Company adheres to the provisions of ASC 350 – Intangibles – Goodwill and Other concerning the valuation and presentation of intangible assets. The Company determined the useful life of 7 years for the purchased assets based on historical investment data for users of the StartEngine platform. In 2023, the Company received investments from users with accounts created from 2015-2023 and have seen a continuation of that trend into 2024. As the Company continues to provide new offerings and work on outreach to users, we believe that this purchase will maintain its useful life for the duration. This amortization began in Q3 2023 and continue until the end of Q2 2030.

As of December 31, 2024 and 2023, the net carrying amount of the purchase was $18,463,620 and $21,872,192, respectively. Accumulated amortization as of December 31, 2024 and 2023 is $5,657,420 and $2,248,963, respectively. The estimated aggregate amortization for the five succeeding fiscal years is $17,142,860. The Company determined that there was no impairment on this asset after performing testing based on ASC 360-10 for year ended December 31, 2024.

Noncontrolling Interest

The Company presents third party minority interests in subsidiaries in accordance with ASC 810, Consolidation. Under that topic, such minority interests are presented on the Company’s balance sheet within the equity section as noncontrolling interest.

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs of $339,997 and $4,719,370 were charged to stockholders’ equity during the year ended December 31, 2024 and 2023, respectively.

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

The Company recognizes revenues from Regulation A and Regulation D platform fees at an agreed-upon rate. In 2024 the rate is a percentage of the capital raised. Platform fees are paid to the Company from customers’ escrow accounts. For certain Regulation A offerings, the Company earns a portion of its platform fees in warrants or shares. The grant date fair values of shares and warrants received are recognized as revenue when earned. The Company’s performance obligations are satisfied as services are rendered throughout the duration of the campaign.

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

The Company’s contracts with customers generally have a term of one year or less. As of December 31, 2024 and 2023, the Company had deferred revenue of $2,880,316 and $3,520,150, respectively, related to performance obligations yet to be fulfilled. The Company had no other customer contract assets.

During the year ended December 31, 2024 and 2023, revenue was made up of the following categories associated with the above described services:

	Year Ended December 31,	Year Ended December 31,
	2024	2023

Regulation Crowdfunding platform fees	$8,672,825	$11,115,372
Regulation A commissions	2,711,712	919,825
StartEngine Premium	2,455,425	2,740,337
StartEngine Secure	1,366,502	1,426,320
StartEngine Private	27,883,143	2,709,621
Venture Club (formerly OWNers Bonus) revenue	5,352,347	4,280,009
Other service revenue	183,554	194,514

Total revenues	$48,625,508	$23,385,998

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, certain software subscription fees that are required to provide services to our issuers, and for StartEngine Private acquisition costs related to underlying securities that it has sold to an SE Fund. Our cost of revenues for the year ended December 31, 2024 and 2023 was $25,873,241 and $8,703,894, respectively. The costs of revenues for StartEngine Private for year ended December 31, 2024 and 2023 was $17,281,432 and $1,850,954, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to our website and future product offerings, email and other tools that are utilized for client related services and outreach. During the year ended December 31, 2024 and 2023, research and development costs were $7,796,521 and $5,779,920, respectively.

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

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share (“EPS”) is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the year ended December 31, 2024 and 2023 as the effects would be anti-dilutive. See Note 6 for outstanding stock-options as of December 31, 2024. The weighted average shares outstanding – diluted is calculated as follows for the period ended December 31, 2024 and 2023:

December 31,
2024
Weighted average shares outstanding - basic	699,099,798
Weighted average shares outstanding - diluted	699,099,798

December 31,
2023
Weighted average shares outstanding - basic	677,344,569
Weighted average shares outstanding - diluted	677,344,569

The number of shares of preferred stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the years ended December 31 2024 and 2023 were as follows:

December 31,
2024
Potentially issuable shares
Stock options	46,218,620
Preferred stock	119,106,320

December 31,
2023
Potentially issuable shares
Stock options	48,668,522
Preferred stock	119,106,320

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

Recent Accounting Pronouncements

Beginning in 2024 annual reporting, we adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) that was issued by the Financial Accounting Standards Board (FASB). This new standard requires an enhanced disclosure of significant segment expenses on an annual basis.

We manage our company as one reportable operating segment, StartEngine Crowdfunding, Inc. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer.

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a entity level. The CODM assesses performance for the broker-dealer segment and decides how to better allocate resources based on revenue that is reported on the Statements of Operations. The Company's objective in making resource allocation decisions is to optimize the financial results. The accounting policies of our broker-dealer segment are the same as those described in the summary of significant accounting policies herein.

For single reportable segment-level financial information, total assets, and significant non-cash transactions, see attached financial statements

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

The estimated fair market values of investments in securities at December 31, 2024 are as follows

	Cost	Gross Unrealized Gains/Loss	Estimated Fair Value
Equity Securities	$1,856	$—	$1,856

Income loss from stock and warrant investments for 2024 consists of the following:

Interest and dividends	$—
Realized and unrealized losses on investments	860,318
Total Loss	$860,318

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2024 and December 31, 2023, property and equipment consisted of the following:

	December 31, 2024	December 31, 2023
Computer equipment	$183,063	$160,784
Software	3,753	3,753
Total property and equipment	186,816	164,537
Accumulated depreciation	(60,118)	(44,814)
	$126,698	$119,723

Depreciation expense for the year ended December 31, 2024 and 2023 was $15,303 and $13,155, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangibles – Seedinvest

On May 5, 2023, StartEngine Crowdfunding, Inc. (“StartEngine”) completed its purchase of substantially all of the assets of the SeedInvest business. This agreement specifically does not include the registered broker-dealer or the Alternative Trading System (“ATS”) belonging to SeedInvest. The total consideration for the purchase is 19,200,000 shares of StartEngine’s common stock, which based on StartEngine’s previous Regulation A offering price of $1.25 per share would be valued at $24 million. The acquisition included intellectual property including the customer list of SI Securities as well as other digital assets.

The Company adheres to the provisions of ASC 350 – Intangibles – Goodwill and Other concerning the valuation and presentation of intangible assets. The Company determined the useful life of 7 years for the purchased assets based on historical investment data for users of the StartEngine platform. In 2023, the Company received investments from users with accounts created from 2015-2023 and have seen a continuation of that trend in to 2024. As the Company continues to provide new offerings and work on outreach to users, we believe that this purchase will maintain its useful life for the duration. This amortization began in Q3 2023 and continue until the end of Q2 2030.

As part of the acquisition of the SeedInvest business, the Company acquired a significant intangible asset in the form of a customer list. At the time of acquisition, the Company determined the fair value of the acquired assets, noting that approximately 100% of the gross assets acquired was concentrated in the customer list. The value of intellectual property and various immaterial contracts with vendors was deemed insignificant, and no fair value was assigned to those assets. All contracts have since been canceled, and the SeedInvest webpage and domain are solely used as a redirect to the Company’s site, where users must set up new accounts with the Company. The acquisition did not include any fixed assets, vehicles, equipment, machinery, tools, furnishings, computer hardware, or fixtures.

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

As of December 31, 2024 and 2023, the net carrying amount of the purchase was $18,463,620 and $21,872,192, respectively. Accumulated amortization as of December 31, 2024 and 2023 is $5,657,420 and $2,248,963, respectively. The amortization for the five succeeding fiscal years and thereafter is as follows:

2025	3,428,572
2026	3,428,572
2027	3,428,572
2028	3,428,572
Thereafter	4,749,332
Total	18,463,620

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2024, the Company has authorized the issuance of 519,000,000 shares of our preferred stock with par value of $0.00001. Of these authorized shares, 207,000,000 are designated as Series A, 99,000,000 are designated as Series T, and 213,000,000 are designated as Series Seed.

Series A Preferred Stock

The Series A has liquidation priority over the Series Seed and common stock. In the event of the liquidation, dissolution or winding up of the Company, the Series A shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, before any payment is made to Series Seed or common stock, liquidation distributions, which will be paid ratably with the Series T in proportion to its respective liquidation preference. Holders of Series A will receive an amount equal to $0.0286 per share, as adjusted, plus all declared and unpaid dividends thereon to the date fixed for such distribution. If upon such event the assets of the Company legally available for distribution are insufficient to permit payment of the full preferential amount, the entire assets available for distribution to stockholders shall be distributed to the holders of the Series A and Series T ratably in proportion to the full preferential amounts for which they are entitled. The Series A votes on an as-converted basis. The Series A is convertible by the holder at any time after issuance at the conversion price, which equates to a one-to-one basis for common stock. The Series A is automatically convertible into common stock upon the earlier of 1) the vote or written consent of at least a majority of the voting power represented by the then outstanding shares of preferred stock or 2) the closing of a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, coverts the offer and sale of common stock at an offering price of not less than $0.1430 per share, as adjusted, with aggregate gross proceeds to the Company of not less than $15,000,000. In addition, the Series A has various anti-dilution provisions which take into account future sales and issuances of common stock and other dilutive instruments. As of December 31, 2024, there are 21,559,120 remaining shares available for issuance.

Series T Preferred Stock

The Series T have liquidation priority over the Series Seed and common stock. In the event of the liquidation, dissolution or winding up of the Company, the Series T shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, before any payment is made to Series Seed or common stock, liquidation distributions, which will be paid ratably with the Series A in proportion to its respective liquidation preference. Holders of Series T will receive an amount equal to $0.1465 per share, as adjusted, plus all declared and unpaid dividends thereon to the date fixed for such distribution. If upon such event the assets of the Company legally available for distribution are insufficient to permit payment of the full preferential amount, the entire assets available for distribution to stockholders shall be distributed to the holders of the Series A and Series T ratably in proportion to the full preferential amounts for which they are entitled. The Series T votes on an as-converted basis. The Series T is convertible by the holder at any time after issuance at the conversion price, which equates to a one-to-one basis for common stock. The Series T is automatically convertible into common stock upon the earlier of 1) the vote or written consent of at least a majority of the voting power represented by the then outstanding shares of preferred stock or 2) the closing of a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, coverts the offer and sale of common stock at an offering price of not less than $0.1465 per share, as adjusted, with aggregate gross proceeds to the Company of not less than $15,000,000. In addition, the Series T has various anti-dilution provisions which take into account future sales and issuances of common stock and other dilutive instruments. As of December 31, 2024, there are 89,357,920 remaining shares available for issuance.

Series Seed Preferred stock

The Series Seed have liquidation priority over the common stock. In the event of the liquidation, dissolution or winding up of the Company, the Series Seed shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, after any payment made to Series A and Series T, but before any payment is made to the Company’s common stock, an amount equal to $0.0083 per share, as adjusted, plus all declared and unpaid dividends thereon to the date fixed for such distribution. If upon such event the assets of the Company legally available for distribution are insufficient to permit payment of the full preferential amount, the entire assets available for distribution to stockholders shall be distributed to the holders of Series A and Series T first, then ratably in proportion to the full preferential amounts for which they are entitled to the Series Seed. The Series Seed votes on an as-converted basis. The Series Seed is convertible by the holder at any time after issuance at the conversion price, which equates to a one-to-one basis for common stock. The Series Seed is automatically converted into common stock upon the earlier of 1) the vote or written consent of at least a majority of the voting power represented by the then outstanding shares of preferred stock or 2) the closing of a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, converts the offer and sale of common stock at an offering price of not less than $0.1430 per share, as adjusted, with aggregate gross proceeds to the Company of not less than $15,000,000. In addition, the Series Seed has various anti-dilution provisions which take into account future sales and issuances of common stock and other dilutive instruments. As of December 31, 2024, there are 8,189,280 remaining shares available for issuance.

The following table summarizes the designation, shares authorized, and shares outstanding for the Company’s Preferred Stock:

Preferred Stock Series Designation	Preferred Shares Authorized	Preferred Shares Outstanding	Potentially Issuable Preferred Shares
Series Seed	213,000,000	204,810,720	8,189,280
Series A	207,000,000	185,440,880	21,559,120
Series T	99,000,000	9,642,080	89,357,920

Common Stock

As of December 31, 2024 we had authorized the issuance of 1,500,000,000 shares of our common stock with par value of $0.00001.

During the year ended December 31, 2024, the Company sold 2,362,173 shares of common stock through its Regulation A offering for gross proceeds of $2,553,913 and incurred offering costs of $339,997.

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

The Company valued options granted under the 2015 Plan under ASC 718 using the Black-Scholes pricing model. . The granted options in 2024 and 2023 have exercise prices of $1.25, generally vest over four years and expire in ten years.. The stock options granted during the year ended December 31, 2024 and 2023 were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

	2024	2023
Expected life (years)	6.5	6.5
Risk-free interest rate	4.0 -4.6%	3.6%
Expected volatility	39.5 - 45.7%	45.7%
Annual dividend yield	0%	0%

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

A summary of the Company’s stock option activity and related information is as follows.

			Weighted
		Weighted	average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term
Outstanding at December 31, 2022	152,029,200	$0.1995	6.50
Granted	45,576,920	0.9900
Exercised	(2,676,100)	0.0275
Expired/Cancelled	(9,348,640)	0.7180
Outstanding at December 31, 2023	185,581,380	$0.1103	6.50
Granted	22,930,000	1.2500
Exercised	(3,413,447)	0.0011
Expired/Cancelled	(21,966,455)	0.0008
Outstanding at December 31, 2024	183,131,478	$0.1995	6.50
Exercisable at December 31, 2024	132,505,412	$0.0006	6.50
Vested and expected to vest at December 31, 2024	183,131,478	$0.1995	6.50

The weighted average grant date fair values of options granted during the years ended December 31, 2024 and 2023 were $0.65 and $0.99 per option, respectively. The Company’s fair market value is based on the offering price in its Regulation A offerings at the time of grant. During the years ended December 31, 2024 and 2023, employees exercised their vested options to purchase 3,413,447 and 2,676,100 shares of common stock, and the Company received aggregate exercise proceeds of $44,675 and $86,390, respectively. The intrinsic value of the options exercised was $3,342,171 and $3,394,400 during the year ended December 31, 2024 and 2023, respectively.

Stock option expense for the years ended December 31, 2024 and 2023 was $11,280,018 and $7,057,401, respectively, and are included within the consolidated statements of operations as follows:

	2024	2023
Cost of revenues	$1,380,541	$743,087
General and administrative	1,767,907	1,220,932
Sales and marketing	5,606,323	4,001,941
Research and development	2,525,247	1,091,441
Total	$11,280,018	$7,057,401

At December 31, 2024, the total compensation cost related to nonvested awards not yet recognized was approximately $18,539,725 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 2.74 years.

NOTE 8 – INCOME TAXES

The provision for income tax expense (benefit) consists of the following:

Current income tax expense (benefit)	-
Deferred income tax expense (benefit)	-
Total income tax expense (benefit)	-

Effective Rate Reconciliation:

Pre-Tax income (loss)	(16,536,658)

The U.S. Federal Statutory Tax Rate for 2023 is 21%. The reconciliation of the expected income tax expense (benefit)

and the actual income tax expense (benefit) is as follows:

	2024		2023
Expected Federal income tax expense (benefit)	(3,618,587)	22.10%	(3,424,757)	20.91%
State income tax expense (benefit)	(1,206,196)	7.37%	(1,141,586)	6.97%
Stock option compensation	4,278,405	(26.13)%	926,072	(5.66)%
Section 162(m) Limitation	(980,000)	5.98%	364,000	(2.22)%
Other permanent differences	1,047	(0.01)%	(3,577)	0.02%
Prior Year True-Up Adjustments	(5,135,090)	31.36%	(3,117,890)	19.04%
Change in Valuation Allowance	6,660,421	(40.67)%	6,397,738	(39.07)%
Total income tax expense (benefit)	-		-

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

Net deferred income tax assets (liabilities) are comprised of the following:

	2024	2023
Deferred tax assets (liabilities)
Net Operating Loss Carryovers	5,924,165	5,457,368
Credit Carryovers	3,518,227	2,127,544
Capitalized Research and Development	2,378,580	1,752,064
Reserves and Allowances	-	50,229
Capital Loss Carryover	21,557	21,557
Depreciation	(1,953)	1,922
Deferred Tax Assets	11,840,576	9,410,684
Less: Valuation Allowance	(11,840,576)	(9,410,684)
Net Deferred Tax Assets	-	-

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company is currently owed $180,610 from StartEngine Collectibles LLC in relation to the fees associated with initiating and selling collectible assets since the inception of the fund. Additionally, the Company is owed $28,750 from StartEngine Loans, LLC in relation to legal fees for creating the entity.

The Company retained American Incline LLC for legal services in 2024. Ronald Miller, a co-founder and executive chairman of StartEngine is a registered agent at American Incline. The Company paid $107,900 to American Incline in 2024.

The Company offers accredited investors the opportunity to purchase membership interests in investment vehicles known as “SE Funds”, which are Series LLCs of StartEngine Private LLC which hold single portfolio companies, and StartEngine Private Funds LLC which hold multiple portfolio companies, through its StartEngine Private product offering. These SE Funds invest in shares of venture capital-backed, late-stage private companies (“underlying securities”). The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC.

StartEngine Primary LLC, a wholly-owned, FINRA-member and SEC-registered broker-dealer subsidiary of the Company, markets offerings of SE Fund membership interests to accredited investors. These offerings are conducted pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.The Company generates revenue from the sale of underlying securities to SE Funds and recognizes such amounts as StartEngine Private revenue. This revenue can be found on the table in Note 2, as a major component of the Company’s revenues.

The Company records the acquisition cost of these securities as cost of revenue. Accordingly, transactions between the Company and the SE Funds, including the sale of securities to such affiliated investment vehicles, constitute related party transactions.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after December 31, 2024 through March 31, 2025.

On March 14, 2025, StartEngine completed the sale of its investment in the residential apartment building it owns a membership interest in for proceeds of $1,479,310.

On February 18, 2025, the Company received its cash reimbursement for the legal receivable claim it made relating to the litigation settlement in 2023. The proceeds totaled $200,000.

From January 1, 2025 to March 31, 2025, the Company sold 1,922,194 additional shares of common stock through its regulation A offering for gross proceeds of $2,121,398.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, who is also our principal financial officer, has evaluated as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective as of December 31, 2024 based on material weaknesses in our internal control over financial reporting described below.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024 due to a material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

• The expense related to stock based compensation using a modified Black-Scholes pricing model had calculation errors and needed to be corrected;

• Stock and warrants held as investments were incorrectly valued due to errors with the calculation input for the revaulation.

Notwithstanding this material weakness noted above, management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. Additional detail on the nature of the material weaknesses, and managements conclusions can be found below.

The Company made a concerted effort to remediate and correct the material weaknesses that occurred in the audit of 2023 financial statements and the weaknesses that occurred in the 2023 audit such as lack of adequate review over financial spreadsheets, material general ledger accounts not reconciling to support and payroll recorded on a cash basis rather than accrual basis have been substantially remediated.

A description of the Company’s ongoing remediation process is provided below in “Changes in Internal Control over Financial Reporting.”

The Company’s registered public accounting firm has not provided an attestation report on the Company’s internal control over financial reporting as of December 31, 2024, because the Company is an emerging growth company as defined by SEC Rule 405 of the Securities Act of 1933, as amended, and Rule 12b-2 of the Exchange Act.

Changes in Internal Control Over Financial Reporting

During preparation for financial reporting related to the year ended December 31, 2024, and based on review from the auditors, the Company discovered certain material weaknesses described above. Management continues to evaluate the material weakness discussed above, has created a remediation plan that we have already begun implementing and continue to finalize that plan's implementation. Specifically, management enhanced the Company’ internal controls regarding the review and preparation of financial statements by adding enhanced procedures for the review of account balances and assessing collectible accounts receivables as well as a process for annual revaluation of the Company’s stocks and warrants. Additionally, the Company has added additional accounting software to assist with more accurate financial reporting for future periods. In addition, we have corrected the deficiency discovered during our annual audit process prior to the filing of this annual report.

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

Item 9B.  Other Information

Insider Trading Arrangement and Policies

None of the Company’s officers or directors have entered into a contract, established a plan, or issued instructions that provides for the purchase or sale of any equity securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

We have not adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of the registrant’s securities by directors, officers and employees, or the registrant itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant. We expect that such a policy will be adopted prior to any listing of the Company’s shares on a national securities exchange or StartEngine Secondary.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

As of April 15, 2024, our directors, executive officers and significant employees were as follows:

			Term of Office (if	Approximate hours
			indefinite, give date	per week (if
Name	Position	Age	appointed)	part-time)/full-time
Executive Officers:
Howard Marks	CEO	62	January 1, 2014, Indefinitely	Full-time
Johanna Cronin	Chief Marketing Officer	36	March 2014, Indefinitely	Full-time
Jonathan Reyes	Chief Compliance Officer	38	March 2020, Indefinitely	Full-time
Joshua Amster	VP, Fundraising	34	July 2016, Indefinitely	Full-time
Hunter Strassman	VP, Finance	33	October 2021, Indefinitely	Full-time
Joseph Mathews	VP, Engineering	52	March 2019, Indefinitely	Full-time

Directors:
Howard Marks	Director	62	April 17, 2014, Indefinitely
Ronald Miller	Director and Chairman	62	April 17, 2014, Indefinitely

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

This section describes the material elements of the compensation awarded to, earned by, or paid to our Chief Executive Officer, Howard Marks, and our three most highly compensated executive officers (other than our Chief Executive Officer), Johanna Cronin, Chief Marketing Officer, Joshua Amster, VP, Fundraising, and Allen Jebsen, SVP, Fundraising, for our fiscal year ended December 31, 2024.

							Nonqualified
						Nonequity	deferred
Name and				Stock	Option	incentive plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position		($)	($)(1)	($)	($)(1)(2)(3)	($)	($)	($)	($)
Howard Marks, Chief Executive Officer	2024	$745,000	$745,000	$—	$1,288,200	$—	$—	$—	$2,778,200
	2023	$745,000	$—	$—	$—	$—	$—	$—	$745,000
Johanna Cronin, Chief Marketing Officer	2024	$400,000	$400,000	$—	$644,100	$—	$—	$—	$1,444,100
	2023	$350,000	$175,000	$—	$631,500	$—	$—	$—	$1,156,500
Hunter Strassman, VP of Finance	2024	$300,000	$350,000	$—	$644,100	$—	$—	$—	$1,294,100
	2023	$250,000	$74,000	$—	$631,500	$—	$—	$—	$955,500
(1)

Options, if any, have not yet been granted for fiscal year 2025, but options have been granted in 2024 for the 2023 fiscal year. Stock option grants awarded for 2025 performance remain subject to Board approval.

(2)

Amounts reflect the aggregate grant date fair value of the options granted in 2024 and 2023, computed in accordance with Financial Accounting Standards Board ASC Topic 718 (ASC 718). This amount does not reflect the actual economic value realized by the officer.

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

Amended and Restated 2015 Equity Incentive Plan

In May 2015, the Company established the 2015 Equity Incentive Plan which was approved by the Company’s Board and by stockholders in June 2015. The 2015 Equity Incentive Plan authorized the issuance of 600,000,000 shares of common stock. In December 2015, the 2015 Plan was amended to increase the number of shares authorized for issuance under the Plan from 20,000,000 to 40,600,000, further amended in September 2020 to increase the number of shares from 40,600,000 to 50,600,000, and then further amended in July 2021 to increase the number of shares under the plan on a post- split basis to 151,800,000 shares. The Company amended and restated the Plan in 2023 to increase the number of shares of Common Stock reserved for issuance by 80,000,000. As of March 18, 2023, there are 231,800,000 shares available under the plan. The Amended and Restated 2015 Equity Incentive Plan permits us to provide equity-based compensation in the form of stock options, restricted stock units, unrestricted stock and other stock bonus awards and performance compensation awards.

The Amended and Restated 2015 Equity Incentive Plan is administered by our Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the Amended and Restated 2015 Equity Incentive Plan cannot exceed ten years. As of December 31, 2024, the Plan had 30,375,940 shares of Common Stock reserved for issuance.

Employment Agreements with Key Executives

We entered into an employment agreement Mr. Marks, our CEO, with an effective date of January 1, 2024. The agreement is for two years, and will automatically renew for an additional one year period, unless either party gives notice more than sixty days prior to the initial term date of the agreement or each renewal period. The agreement provides that Mr. Marks’ base salary will be $745,000. Mr. Marks is eligible to participate in all employee bonus plans of Company, if any. Mr. Marks is also entitled receive bonuses (a) in an amount up to 100% of his base salary if the Company achieves its revenue goals of $30 million. The bonus goal for 2025 fiscal year will pay Mr. Marks an amount up to 100% of his base salary if the Company achieves its EBITDA goal of $10 million. In 2024, Mr. Marks received 2,000,000 stock options exercisable at $1.38 per share and vesting over four (4) years. At this time, no options have been granted in 2025.

Compensation and Insider Participation

During 2024, the Company did not have a compensation committee or any other committee performing equivalent functions of a compensation committee. Howard Marks, our Chief Executive Officer, in his capacity as a director, participated in deliberations of the Board concerning executive officer compensation and was employed by the Company.

Director Compensation

There is currently no agreement or arrangement to pay any of our directors for their services as directors.

Outstanding Equity Awards at Fiscal Year-End

Option awards						Stock awards
								Market	Equity	Equity incentive
				Equity incentive				value of	incentive	plan awards:
				plan awards:				shares or	plan awards:	market
				number			Number	units of	number of	or payout
		Number of	Number of	of securities			of shares	stock	unearned	value of
		securities	securities	underlying	Option		or units	that have	shares, units or	unearned
		underlying	underlying	unexercised	exercise		of stock	not	other rights that	shares, units or
		unexercised	unexercised	unearned	price	Option	that have	vested	have not	other rights that
	Grant	options - (#)	options - (#)	options		expiration	not vested		vested	have not vested
Name	date	exercisable	unexercisable	(#)	($)	date	(#)	($)	(#)	($)
Howard Marks, Chief Executive Officer	1/13/2018	6,000,000	—	—	0.013	1/13/2028	—	—	—	—
	12/16/2020	6,000,000	—	—	0.217	12/16/2030	—	—	—	—
	1/1/2022	4,562,500	1,437,500		0.675	1/1/2032	—	—	—	—
	6/14/2024	—	2,000,000		1.380	6/14/2034	—	—	—	—
Johanna Cronin, Chief Marketing Officer	6/15/2015	13,917,440	—	—	0.004	6/15/2025	—	—	—	—
	2/7/2017	3,000,000	—	—	0.005	6/15/2025	—	—	—	—
	1/13/2018	600,000	—	—	0.013	2/7/2027	—	—	—	—
	1/18/2018	1,200,000	—	—	0.013	1/13/2028	—	—	—	—
	4/23/2019	3,000,000	—	—	0.125	1/18/2028	—	—	—	—
	5/15/2019	1,500,000	—	—	0.125	4/23/2029	—	—	—	—
	1/2/2020	3,000,000	—	—	0.125	5/15/2029	—	—	—	—
	12/16/2020	1,500,000	—	—	0.217	1/2/2030	—	—	—	—
	1/1/2022	608,333	191,667.00	—	0.675	12/16/2030	—	—	—	—
	4/18/2023	432,638	567,362.00	—	1.250	1/1/2032	—	—	—	—
	6/14/2024	-	1,000,000.00	—	1.250	4/18/2033	—	—	—	—
Hunter Strassman, VP of Finance	4/19/2021	563,333	36,667	—	0.217	4/19/2031	—	—	—	—
	1/1/2022	608,333	191,667	—	0.675	1/1/2032	—	—	—	—
	4/18/2023	432,638	567,362.00	—	1.250	4/18/2033	—	—	—	—
	6/14/2024	-	1,000,000	—	1.250	6/14/2034	—	—	—	—

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

For the years ended December 31, 2024 and 2023, no members of our board of directors received compensation in their capacity as directors.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets out certain information with respect to the beneficial ownership of the voting securities of the Company, as of March 31, 2025, for:

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

		Amount	Amount
		and	and
		nature of	nature of
	Name and address	beneficial	beneficial		Percent of
Title of class	of beneficial owner	ownership	ownership acquirable		Class (2)
Common Stock	Howard Marks (1)(4)	179,391,789	12,000,000	(5)	25.52%
			16,808,333	(6)	28.46	%(3)
Common Stock	The Ronald David Miller Trust U/A 08/04/2020 (Ron Miller) (1)	74,625,228	6,000,000	(5)	10.62%
			3,000,000	(6)	11.75	%(3)
Common Stock	SE Agoura Investment LLC (7)	2,903,455	182,966,180	(5)	0.41%
					20.98	%(3)
Common Stock	The Lee Miller Trust UA 09/05/2020 (Lee Miller)	74,625,228	6,000,000	(5)	10.62%
			3,000,000	(6)	11.75	%(3)
Common Stock	All executive officers and directors as a group (7 members including Howard Marks and Ron Miller)(1)	254,470,518	18,000,000	(5)	36.20%
			75,489,251	(7)	43.68%
Preferred Stock	Howard Marks (4)	12,000,000			3.00%

Preferred Stock	The Ronald David Miller Trust U/A 08/04/2020 (Ron Miller)(1)	6,000,000			1.50%

Preferred Stock	SE Agoura Investment LLC (7)	182,966,180			45.75%

Preferred Stock	The Lee Miller Trust UA 09/05/2020 (Lee Miller)	6,000,000			1.50%

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o StartEngine Crowdfunding, Inc., 4100 W Alameda Ave., Suite 300, Burbank, California 91505
(2)	Based on 702,861,520 shares of Common Stock, 399,893,680 shares of Preferred Stock outstanding.
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

The Company is currently owed $180,610 from StartEngine Collectibles LLC in relation to the fees associated with initiating and selling collectible assets since the inception of the fund. Additionally, the Company is owed $28,750 from StartEngine Loans, LLC in relation to legal fees for creating the entity.

The Company offers accredited investors the opportunity to purchase membership interests in investment vehicles known as “SE Funds”, which are Series LLCs of StartEngine Private LLC which hold single portfolio companies, and StartEngine Private Funds LLC which hold multiple portfolio companies, through its StartEngine Private product offering. These SE Funds invest in shares of venture capital-backed, late-stage private companies (“underlying securities”). The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, both of which are affiliated entities under common control with the Company.

StartEngine Primary LLC, a wholly-owned, FINRA-member and SEC-registered broker-dealer subsidiary of the Company, markets offerings of SE Fund membership interests to accredited investors. These offerings are conducted pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.The Company generates revenue from the sale of underlying securities to SE Funds and recognizes such amounts as revenue.

The Company records the acquisition cost of these securities as cost of revenue. Accordingly, transactions between the Company and the SE Funds, including the sale of securities to such affiliated investment vehicles, constitute related party transactions.

Director Independence

As of the date of this Form 10-K, the Company does not have any independent directors under the corporate governance rules of The Nasdaq Stock Market LLC (Nasdaq).

Item 14.Principal Accountant Fees and Services

The following is a summary of fees paid to the Company’s independent accountant for services rendered.

	For the year ended
	December 31, 2024 (1)	December 31, 2023
Audit fees (2)	$166,500	$178,700
Audit-related fees (3)	$227,100	$86,300
Tax fees (4)	$—	$—
All other fees (5)	$0	$0
Total fees	$393,600	$265,000

(1)	The Company engaged Haynie & Company as the Company’s independent accounting firm for the fiscal year ending December 31, 2024 and 2023.
(2)	Audit fees consist of the fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.
(3)	Audit-related fees consist of the fees billed in each of the last two fiscal year for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.” Audit related fees for 2023 include 1) Consent on Reg A filings ($2,300) and stand-alone audit of subsidiary StartEngine Primary ($84,000). Audit related fees for 2024 include 1) Re-audit of 2022 financial statements and amending 10-K ($133,000) and standalone audit of subsidiary StartEngine Primary ($94,100).

(4)	Tax fees comprise fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. These services include tax preparation for fiscal year 2023 and tax preparation for fiscal year 2023.
(5)	All other fees comprise fees for products and services provided by the principal accountant other than those specified in audit, audit-related and tax fees.

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

All the services of Haynie & Company for 2024 described above were pre-approved by the Board.

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

3.	Exhibits (including those incorporated by reference).

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Seventh Amended and Restated Certificate of Incorporation 000-56415	8-K	000-56415	3.1	May 10, 2024
2.2	Second Amended and Restated Bylaws	8-K	000-56415	3.2	May 10, 2024
3.1	Seventh Amended and Restated Certificate of Incorporation	1-A	000-56415	2.1	May 10, 2024
3.2	Second Amended and Restated Bylaws	1-A	000-56415	2.2	May 10, 2024
4.1	Second Amended and Restated Investors’ Rights Agreement	1-A	024-11177	3.1	March 12, 2020
10.1	Amended and Restated 2015 Equity Incentive Plan	1-A	024-11806	6.1	February 13, 2023
10.2+*	Employment Agreement effective as of January 1, 2024 (Howard Marks)	10-K	000-56415	10.2	March 31, 2025
10.3	Asset Purchase Agreement	8-K	000-56415	99.2	November 28, 2022
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1 #	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
+	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to the instructions to Item 601(a) of Regulation S-K.
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
Date: March 31, 2025
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard Marks
Howard Marks, Chief Executive Officer, principal financial
officer, principal accounting officer and Director
Date: March 31, 2025

/s/ Ronald Miller
Ronald Miller, Director and Chairman
Date: March 31, 2025