Form 10-K/A
period 2024-12-31
STARTENGINE CROWDFUNDING, INC.
filed 2025-04-01
CIK 1661779

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report StartEngine Crowdfunding, Inc. on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 31, 2025 (the “Original Form 10-K”). This Amendment is being filed for the sole purpose to include additional disclosure in Item 10 which was omitted in error. We have not updated the information contained herein for events occurring subsequent to March 31, 2025, the filing date of the Original Form 10-K. Except as noted in this Explanatory Note, this Amendment does not alter or amend any of our other disclosures contained in the Original Form 10-K.

StartEngine Crowdfunding, Inc.

Form 10-K

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission. Based solely on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2024, all filing requirements were timely satisfied, except Joseph Mathews filed a late Form 4 on December 4, 2024.

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

3.	Exhibits (including those incorporated by reference).

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Seventh Amended and Restated Certificate of Incorporation 000-56415	8-K	000-56415	3.1	May 10, 2024
2.2	Second Amended and Restated Bylaws	8-K	000-56415	3.2	May 10, 2024
3.1	Seventh Amended and Restated Certificate of Incorporation	1-A	000-56415	2.1	May 10, 2024
3.2	Second Amended and Restated Bylaws	1-A	000-56415	2.2	May 10, 2024
4.1	Second Amended and Restated Investors’ Rights Agreement	1-A	024-11177	3.1	March 12, 2020
10.1	Amended and Restated 2015 Equity Incentive Plan	1-A	024-11806	6.1	February 13, 2023
10.2+*	Employment Agreement effective as of January 1, 2024 (Howard Marks)	10-K	000-56415	10.2	March 31, 2025
10.3	Asset Purchase Agreement	8-K	000-56415	99.2	November 28, 2022
23.1	Consent of Independent Registered Public Accounting Firm	10-K	000-56415	23.1	March 31, 2025

31.1	Certification of the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1 #	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
+	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to the instructions to Item 601(a) of Regulation S-K.
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
Date: April 1, 2025
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard Marks
Howard Marks, Chief Executive Officer, principal financial
officer, principal accounting officer and Director
Date: April 1, 2025

/s/ Ronald Miller
Ronald Miller, Director and Chairman
Date: April 1, 2025