Form 10-Q
period 2025-03-31
STARTENGINE CROWDFUNDING, INC.
filed 2025-05-15
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were 704,783,714 shares of Common Stock, par value $0.00001 per share, of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024

Assets
Current assets:
Cash	$18,882,291	$10,842,297
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	2,057,658	2,848,880
Other current assets	504,927	1,032,932
Total current assets	21,446,732	14,725,965

Property and equipment, net	125,756	126,698
Investments - warrants	60,103	60,103
Investments - stock	10,638,010	10,327,834
Investments - Private	4,364,731	4,701,010
Investments - Collectibles	2,362,083	2,361,996
Investments - Real Estate	—	1,479,310
Due from related party	209,360	209,360
Intangible assets, net	17,606,478	18,463,620
Other assets	33,848	33,847
Total assets	$56,847,101	$52,489,743

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$782,908	$542,903
Accrued liabilities	5,464,950	6,725,780
Deferred revenue	3,209,697	2,880,316
Total current liabilities	9,457,555	10,148,999

Total liabilities	9,457,555	10,148,999

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 207,000,000 shares authorized, 185,440,880 and 185,440,880 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectfully, liquidation preference of $5,310,409 and $5,310,409 at March 31, 2025 and December 31, 2024, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 99,000,000 shares authorized, 9,642,080 and 9,642,080 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively, liquidation preference of $1,414,486 and $1,414,486 at March 31, 2025 and December 31, 2024, respectively.	983,634	983,634
Series Seed Preferred Stock, par value $0.00001, 213,000,000 shares authorized, 204,810,720 and 204,810,720 and shares issued and outstanding at March 31, 2025 and December 31, 2024, respectfully, liquidation preference of $1,707,990 and $1,707,990 at March 31, 2025 and December 31, 2024, respectively.	1,706,756	1,706,756
Common stock, par value $0.00001, 1,500,000,000 shares authorized, 704,783,714 and 702,861,520 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	7,047	7,028
Additional paid-in capital	98,875,330	95,543,998
Noncontrolling interest	(13,251)	(13,251)
Accumulated deficit	(59,456,637)	(61,174,088)
Total stockholders’ equity	47,389,546	42,340,744
Total liabilities and stockholders’ equity	$56,847,101	$52,489,743

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenues	$30,364,357	$9,757,597

Cost of revenues	20,299,424	4,797,451

Gross profit	10,064,933	4,960,146

Operating expenses:
General and administrative	3,328,479	2,641,364
Sales and marketing	3,337,696	3,898,419
Research and development	1,399,602	2,041,320
Change in fair value of shares received for fees	298,945	384,746
Total operating expenses	8,364,722	8,965,849

Operating income (loss)	1,700,211	(4,005,703)

Other expense (income)
Other expense (income), net	(25,580)	(8,687)
Total other expense (income), net	(25,580)	(8,687)

Income (loss) before provision for income taxes	1,725,791	(3,997,016)

Taxes - Other	8,340	23,570

Net income (loss)	1,717,451	(4,020,586)

Weighted average earnings per share - basic	$0.00	$(0.01)
Weighted average shares outstanding - basic	699,704,280	697,263,880

Weighted average earnings per share - diluted	$0.00	$(0.01)
Weighted average shares outstanding - diluted	1,220,554,430	697,263,880

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2023	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	697,085,900	$6,971	$82,005,447	$(13,251)	$(44,637,430)	45,338,794
Sale of Common Stock	—	—	—	—	—	—	177,980	2	201,124	—	—	201,126
Stock compensation expense	—	—	—	—	—	—	—	—	2,666,169	—	—	2,666,169
Net loss	—	—	—	—	—	—	—	—	—	—	(4,020,586)	(4,020,586)
Balance at March 31, 2024	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	697,263,880	$6,973	$84,872,740	$(13,251)	$(48,658,016)	44,185,503

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2024	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	702,861,520	$7,028	$95,543,998	$(13,251)	$(61,174,088)	42,340,744
Sale of Common Stock	—	—	—	—	—	—	1,922,194	19	2,125,007	—	—	2,125,026
Offering Costs	—	—	—	—	—	—	—	—	(1,444,755)	—	—	(1,444,755)
Stock compensation expense	—	—	—	—	—	—	—	—	2,651,080	—	—	2,651,080
Net income (loss)	—	—	—	—	—	—	—	—	—	—	1,717,451	1,717,451
Balance at March 31, 2025	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	704,783,714	7,047	98,875,330	(13,251)	(59,456,637)	47,389,546

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$1,717,451	$(4,020,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,806	3,273
Amortization	857,143	857,143
Bad debt expense	100,942	—
Fair value of investments - other received for fees	(609,121)	(718,855)
Impairment of investments - other received for fees	298,945	384,746
Stock-based compensation	2,651,080	2,666,169
Changes in operating assets and liabilities:
Accounts receivable	690,280	(70,955)
Other current assets	528,004	(215,773)
StartEngine Private stock purchases	(16,794,014)	(3,530,354)
Proceeds from sale of StartEngine Private stock	17,130,205	3,349,829
Accounts payable	240,005	6,727
Accrued liabilities	(1,260,830)	(625,314)
Deferred revenue	329,381	(302,390)
Net cash provided by (used in) operating activities	5,884,277	(2,216,340)

Cash flows from investing activities:
Investments - Collectibles sales, gross	—	(2,414)
Purchase of property and equipment	(3,864)	(3,014)
Proceeds from sale of real estate	1,479,310	—
Net cash provided by (used in) investing activities	1,475,446	(5,428)

Cash flows from financing activities:
Proceeds from sale of common stock	2,125,026	201,126
Offering costs	(1,444,755)	—
Net cash provided by financing activities	680,271	201,126

Increase (decrease) in cash and restricted cash	8,039,994	(2,020,642)
Cash and restricted cash, beginning of period	10,842,297	12,656,298
Cash and restricted cash, end of period	$18,882,291	$10,635,656

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,340	$23,570
Cash paid for interest	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

StartEngine Crowdfunding, Inc. (the “Company”) was formed on March 19, 2014 in the State of Delaware. The Company was originally incorporated as StartEngine Crowdsourcing, Inc. and changed to the current name on May 8, 2014. The Company’s headquarters are located in Burbank, California.

The Company aims to revolutionize the startup financing model by helping both accredited and non-accredited investors invest in private companies on a public platform. StartEngine Crowdfunding Inc. has wholly-owned subsidiaries, StartEngine Capital LLC, StartEngine Secure LLC, StartEngine Private Manager LLC, StartEngine Adviser LLC, StartEngine Assets LLC and StartEngine Primary LLC. StartEngine Capital LLC is a funding portal registered with the US Securities and Exchange Commission (SEC) and a member of the Financial Industry Regulatory Authority (FINRA), StartEngine Secure LLC is a transfer agent registered with the SEC. StartEngine Assets LLC was formed in 2020 to buy, hold and manage assets in various asset classes such as real estate, automobiles, luxury goods and royalty-producing intangible assets. StartEngine Primary LLC was formed in October 2017 and received approval to operate as a registered broker-dealer in July 2019. On April 16, 2020, StartEngine Primary LLC received approval to operate as an alternative trading system. Since 2023, the Company has been providing accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, an exempt reporting adviser. The offerings of StartEngine Private have been more successful for the Company than originally planned, and to date has become the primary source of revenue and cash flow in 2025. We expect this to remain the case for the foreseeable future as further offerings are listed. The Company’s mission is to help entrepreneurs and investors to achieve their dreams.

Management Plans

The Company’s revenue producing activities commenced in 2015 with the approved start of Title IV of the JOBS Act, which created new rules for Regulation A, and increased since then with the start of Regulation Crowdfunding under Title III of the JOBS Act.

The Company has cash and cash equivalents of approximately $18.9 million, which its management believes will cover operating expenses for the foreseeable future. The Company’s management believes that there is no substantial doubt about the Company’s ability to continue as a going concern at this time as the Company has experienced a large cash inflow, primarily from StartEngine Private revenue, which has created a net income position in 2025. Additionally, the Company had reduction in headcount at the end of 2024 which will further reduce expenses for current and future periods.

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

On April 25, 2025, the Company authorized the 2025 Equity Incentive Plan which included the reservation for issuance of 80,000,000 additional shares of Common Stock. This Plan will become effective no earlier than 40th calendar day after the Notice of Internet Availability of Information Statement is first made available to our stockholders. The Notice was distributed and made available on April 25, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP. The condensed consolidated financial statements include the accounts of StartEngine Crowdfunding, Inc., its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2025.

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

Investment Securities

Marketable Securities

Our marketable securities consist of common stock equities that are tradable in an active market. Unrealized gains and losses on available-for-sale securities, net of applicable taxes, are reported as a component of other comprehensive income, net in the accompanying condensed consolidated statements of operations.

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

●	The Company received no warrants during the priod and did not impair the warrants currently held.

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) whether the issuer have made an offering in the current year, (ii) if so, the valuation of the stock in the offering, and (iii) if not, the Company will write down the stock value at a flat 33% rate. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, plus adjustments for gross up, less write downs in accordance with ASC 321-10-35-2. During the three months ended March 31, 2025 and 2024, the Company received stock with a cost of $609,121 and $718,855 respectively, as payment for fees. During the three months ended March 31, 2025 and 2024, impairment expense related to shares received amounted to $298,945 and $384,746 respectively.

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

Industry	March 31, 2025	December 31, 2024
AI Chips	$52,012	$560,928
Fintech	—	22,823
Sales Technology	7,574	225,389
Video Games	24,524	285,844
AI Software	3,683,355	3,379,387
Consumer Goods	16,150	18,552
Software Development	20,174	20,174
Medical Technology	7,968	187,913
Blockchain	552,974	—
Total	$4,364,731	$4,701,010

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	60,103	60,103
Investment - stock	345,630	—	10,292,380	10,638,010
Non-Fungible Token ("NFT")	718	—	—	718
	$346,348	$1,856	$10,352,483	$10,700,687

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	60,103	60,103
Investment - stock	263,096	—	10,064,738	10,327,834
Non-Fungible Token ("NFT")	631	—	—	631
	$263,727	$1,856	$10,124,841	$10,390,424

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the three months ended March 31, 2025 and 2024 as it relates to Investments – warrants and Investments – stock, respectively:

Investments-
Warrants
Fair value at December 31, 2024	$60,103
Receipt of warrants	—
Change in fair value of warrants	—
Fair value at March 31, 2025	$60,103

Investments-
Stock
Fair value at December 31, 2024	$10,327,834
Receipt of stock	609,121
Change in fair value of stock	(298,945)
Fair value at March 31, 2025	$10,638,010

The following range of variables were used in valuing Level 3 warrant assets during the three months ended March 31, 2025:

2025
Expected life (years)	0.17 -3.08
Risk-free interest rate	4.16%
Expected volatility	25.07 - 90.0%
Annual dividend yield	0%
Underlying share values	$0.22 - 4.75
Strike Prices	$0.30 - $100.00

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and are non-interest-bearing. Bad debt expense for three months ended March 31, 2025 and 2024 was $100,942 and $0, respectively. The Company had no allowance for credit losses at March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 the Company had accounts receivable over 90 days totaling $0.

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

The below is a breakdown of the types of collectibles and their value held as of March 31, 2025 and December 31, 2024:

	Period Ended March 31,	Period Ended December 31,
	2025	2024

Wine	$278,360	$278,360
Trading Cards	466,484	466,484
Artwork	1,322,942	1,322,942
Comic Books	240,451	240,451
NFT	718	631
Watches	53,128	53,128

Total collectibles	$2,362,083	$2,361,996

Investments – Real Estate

StartEngine invested $2,136,628 to purchase a membership interest in an LLC that owns one residential apartment building in California. The company values this interest via the adjusted cost measurement alternative per ASC 321-10-35-2, noting it records the initial measurement at fair value, and in subsequent reporting periods, report changes in the fair value of such equity investments in net income. As the underlying building does not have a readily available fair market value, the company alternatively measures the investment at cost, minus impairment, if any, plus or minus adjustments through income for observable price changes. To date, the investment has not had any observable price changes, and as such, has not been impaired. On August 8, 2024 the Company executed a contract to sell a partial membership of the building. The Company agreed to sell the building at a price of $1,704,472 in 2024 and as such, recognized a loss of $432,148 in 2024. The Company received $225,000 in cash as payment for this membership in August 2024. On March 14, 2025, StartEngine completed the sale of its investment in the residential apartment building it owns a membership interest in for proceeds of $1,479,310.

Noncontrolling Interest

The Company presents third party minority interests in subsidiaries in accordance with ASC 810, Consolidation. Under that topic, such minority interests are presented on the Company’s balance sheet within the equity section as noncontrolling interest.

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs of $1,444,755 and $0 charged to stockholders’ equity during the three months ended March 31, 2025 and 2024, respectively.

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

The Company recognizes revenues from Regulation A and Regulation D comission fees at an agreed-upon rate. In 2023 the rate was a percentage of the capital raised. Platform fees are paid to the Company from customers’ escrow accounts. For certain Regulation A offerings, the Company earns a portion of its platform fees in warrants or shares. The grant date fair values of shares and warrants received are recognized as revenue when earned. The Company’s performance obligations are satisfied as services are rendered throughout the duration of the campaign.

Revenues from Regulation Crowdfunding platform fees are recognized at an agreed-upon rate based on the amount invested in an offering. Platform fees are due upon the disbursement of funds from escrow and are paid to the Company from customers’ escrow accounts. The Company’s performance obligations are satisfied as services are rendered throughout the duration of the campaign.

The Company provides marketing services branded under the name “StartEngine Premium” for its Regulation Crowdfunding issuers as part of services offered. The Company invoices for these services upon an issuer onboarding to launch a campaign. The amount is non-refundable.

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

The Company’s contracts with customers generally have a term of one years or less. The Company had deferred revenue of $3,209,697 and $2,880,316 as of March 31, 2025 and December 31, 2024, respectively, related to performance obligations yet to be fulfilled. The Company had no other customer contract assets.

During the three months ended March 31, 2025 and 2024, disaggregated revenue was made up of the following categories associated with the above-described services:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2025	2024	$ Change

Regulation Crowdfunding platform fees	$1,802,197	$2,550,101	$(747,904)
Regulation A commissions	1,432,818	314,080	1,118,738
StartEngine Premium	813,895	486,000	327,895
StartEngine Secure	348,270	266,167	82,103
StartEngine Private	24,620,809	4,711,757	19,909,052
Venture Club (formerly OWNers Bonus) revenue	1,343,208	1,350,772	(7,564)
Other service revenue	3,160	78,720	(75,560)

Total revenues	$30,364,357	$9,757,597	$20,606,760

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, and certain software subscription fees that are required to provide services to our issuers. Additionally, costs related to StartEngine Private, which includes the cost basis of the stock as well as the acquisition fees related to obtaining the stock included in the offerings.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to our website and future product offerings, email and other tools that are utilized for client related services and outreach. During the three months ended March 31, 2025 and 2024, research and development costs were $1,399,602 and $2,041,320 respectively.

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

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the three months ended March 31, 2025 as the effects would be anti-dilutive. See Note 6 for outstanding stock-options as of March 31, 2025. The weighted average shares outstanding – basic and diluted is calculated as follows for the period ended March 31, 2025 and 2024:

March 31,
2025
Weighted average shares outstanding - basic	699,704,280
Plus: potentially issuable stock options	120,956,470
Plus: preferred stock shares	399,893,680
Weighted average shares outstanding - diluted	1,220,554,430

March 31,
2024
Weighted average shares outstanding - basic	697,263,880
Weighted average shares outstanding - diluted	697,263,880

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

For single reportable segment-level financial information, total assets, and significant non-cash transactions, see attached financial statements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will become effective for annual periods beginning afger December 15, 2024. The Company is still reviewing the impact of ASU 2023-09. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2025.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Marketable Securities

Marketable securities consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Common stock	$1,856	$1,856
	$1,856	$1,856

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of March 31, 2025 and December 31, 2024, property and equipment consisted of the following:

	March 31, 2025	December 31, 2024
Computer equipment	$186,926	$183,063
Software	3,753	3,753
Total property and equipment	190,679	186,816
Accumulated depreciation	(64,923)	(60,118)
Total property and equipment, net of depreciation	$125,756	$126,698

Depreciation expense for the three months ended March 31, 2025 and 2024 was $4,806 and $3,273, respectively.

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

The Company considers various factors that may indicate impairment of the customer list, including but not limited to:

●	Declines in customer retention rates
●	Reductions in revenue per customer
●	Changes in market conditions affecting the value of the customer relationships
●	Strategic shifts that alter the ultility of the acquired customer list

As of March 31, 2025, the gross carrying amount of the purchase was $24,121,041, accumulated amortization is $6,534,564 and the estimated aggregate amortization for the five succeeding fiscal years and thereafter is as follows:

2025	2,571,429
2026	3,428,572
2027	3,428,572
2028	3,428,572
Thereafter	4,729,332
Total	17,586,477

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2025, the Company has authorized the issuance of 519,000,000 shares of our preferred stock with par value of $0.00001. Of these authorized shares, 207,000,000 are designated as Series A, 99,000,000 are designated as Series T, and 213,000,000 are designated as Series Seed.

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

The following table summarizes the designation, shares authorized, and shares outstanding for the Company’s Preferred Stock:

	Preferred Shares	Preferred Shares	Potentially Issuable
Preferred Stock Series Designation	Authorized	Outstanding	Preferred Shares
Series Seed	213,000,000	204,810,720	8,189,280
Series A	207,000,000	185,440,880	21,559,120
Series T	99,000,000	9,642,080	89,357,920

Common Stock

As of March 31, 2025 we had authorized the issuance of 1,500,000,000 shares of our common stock with par value of $0.00001

During the three months ended March 31, 2025, the Company sold 1,922,194 shares of common stock through its Regulation A offering for gross proceeds of $2,125,026 and incurred offering costs of $1,444,755.

During the three months period ended March 31, 2024, the Company sold 177,980 shares of common stock through its Regulation A offering for gross proceeds of $201,126.

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

The Company valued options granted under the 2015 Plan under ASC 718 using the Black-Scholes pricing model. The granted options in 2024 have exercise prices of $1.25, generally vest over four years and expire in ten years. There were no stock options granted during the three months ended March 31, 2025. The stock options granted during the three months ended March 31, 2024 were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

2024
Expected life (years)	6.5
Risk-free interest rate	4.0 -4.6%
Expected volatility	39.5 - 45.7%
Annual dividend yield	0%

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

A summary of option activity under the 2015 Plan for three months ended March 31, 2025 is as follows:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2024	183,131,478	0.20	-
Granted	-	-	-
Exercised	-	-	-
Forfeited	(270,000)	1.25	-
Expired	-	-	-
Outstanding at March 31, 2025	182,861,478	0.20	192,042,118
Exercisable at March 31, 2025	137,483,970	0.33	126,485,252

The intrinsic value used in the above calculation was $0.9199 per share.

Stock option expense for the periods ended March 31, 2025 and 2024 was $2,651,080 and $2,666,167, respectively, and are included within the condensed consolidated statements of operations as follows:

	2025	2024
Cost of revenues	$300,583	$331,796
General and administrative	486,966	327,465
Sales and marketing	1,374,978	1,364,699
Research and development	488,553	642,207
Total	$2,651,080	$2,666,167

At March 31, 2025, the total compensation cost related to nonvested awards not yet recognized was approximately $16,581,740 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 2.18 years.

NOTE 8 – INCOME TAX

The Company recorded income tax expense of $8,340 for the three months ended March 31, 2025, compared to $23,570 for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 and 2024 was 0.48% and (0.59)%, respectively.

The Company’s effective tax rate for interim periods is based on the estimated annual effective tax rate, adjusted for discrete items occurring within the quarter. The Company continues to assess its valuation allowance position on deferred tax assets and determined that no material changes were necessary as of March 31, 2025.

As of March 31, 2025 and 2024, the Company has gross unrecognized tax benefits of $0, of which $0 would affect the effective tax rate if recognized. The Company does not anticipate significant changes in unrecognized tax benefits within the next 12 months. The Company remains subject to examination in various jurisdictions. As of March 31, 2025, open tax years include federal 2021–2024 and California 2020–2024.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after March 31, 2025 through the date these financial statements were issued.

The Company has approved its 2025 Equity Incentive Plan (the “2025 Plan”) and has reserved 80,000,000 shares of the Company’s common stock for issuance under the 2025 Plan.  The Company will be able to grant incentives under the 2025 Plan on June 4, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2024 included in our most recent Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss certain factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q.

Our Company

StartEngine Crowdfunding, Inc. was incorporated on March 19, 2014 in the State of Delaware. The Company was originally incorporated as StartEngine Crowdsourcing, Inc., but changed to the current name on May 8, 2014. The Company’s revenue-producing activities commenced in 2015 with the effectiveness of the amendments to Regulation A under the Securities Act adopted in response to Title IV of the JOBS Act. Operations expanded in 2016, as Regulation Crowdfunding, adopted in response to Title III of the JOBS Act, went into effect. On June 10, 2019, our subsidiary, StartEngine Primary LLC, was approved for membership as a broker-dealer with FINRA. The Company became an Exempt Reporting Advisor on January 8, 2024 to assist with our StartEngine Private offerings.

Business and Trends

For Regulation A offerings, our broker-dealer subsidiary is permitted to charge commissions to the companies that raise funds on our platform. Regulation A offerings are subject to a commission ranging between 4% and 7% and usually include warrants to purchase shares of the Company or the securities that are the subject of the offering. The amount of commission is based on the risks and other factors associated with the offering. Through StartEngine Primary, we can also charge commissions on Regulation D offerings hosted on our platform. During the periods covered in these financial statements we did not receive any Regulation D commissions. In Regulation Crowdfunding offerings, our funding portal subsidiary is permitted to charge commissions to the companies that raise funds on our platform. We typically charge 6% to 10% for Regulation Crowdfunding offerings on our platform. We also generate revenue from services, which include a consulting package for Regulation Crowdfunding issuers called StartEngine Premium priced at $15,000-$20,000 to help companies who raise capital with Regulation Crowdfunding, as well as transfer agent services marketed as StartEngine Secure. In Q2 2024, the Company shifted the Secure billing from annual invoices at $10 per user to tiered service annual contract for $250 or $350 per month. We additionally charge a $1,000 fee for certain amendments we file on behalf of companies raising capital under Regulation Crowdfunding as well as fees to run the required bad actor checks for companies utilizing our services. The Company also receives revenues from other programs such as the StartEngine Venture club (formerly OWNers bonus) program and StartEngine Secondary. Our annual memberships for the StartEngine Venture Club bonus program are $275 per year. We launched StartEngine Secondary on May 18, 2020 and generate revenues by charging trade commissions to the sellers of the shares. Through December 31, 2024, the Company itself as well as twenty-four additional companies have been quoted on this platform. Currently, for StartEngine Secondary, we generate revenues by charging trade commissions to the sellers of the shares and we intend to generate revenues by charging a 5% commission to the seller. In Q3 2023 the Company began providing accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, an exempt reporting adviser.

Trend Information

We are operating in a relatively new industry and there is a level of uncertainty about how fast the volume of activity will increase and how future regulatory requirements may change the landscape. We continue to innovate and introduce new products to include in our current mix as well as continuing to improve our current services such as providing liquidity for our investors and issuers. For instance, StartEngine Private which was a new product launched in the Q3 2023, has become our largest revenue generator in Q1 2025.

As we are a financial services company, our business, results of operations, and reputation are directly affected by elements beyond our control, such as economic and political conditions including unemployment rates, inflation and tax and interest rates, financial market volatility (including related to tariffs), broad trends in business and finance, and changes in the markets in which such transactions occur (such as the bear markets that developed for equities in the second and third quarter of 2022), we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions.

On August 6, 2023, the Company launched “StartEngine Private”, a venture to provide accredited investors the opportunity to purchase membership interests in series which own shares of VC backed, and generally late-stage private companies(the “underlying securities”). The Company treats the amount it receives for selling underlying securities as revenues, and the acquisition cost related to such underlying securities as cost of revenues. To date, StartEngine Private has become our largest source of revenue and we believe this trend will continue going forward. The Company continues to invest in this line of business and anticipate that expenses related to the purchases and sales of StartEngine Private securities will increase in tandem with the revenue generated. Currently, the Company has brought in 5 sales associates dedicated to selling investments in StartEngine Private offerings and will continue to evaluate necessary headcount as StartEngine Private grows.

As a Company, we are always reevaluating processes and procedures as it pertains to the success of the business. As such, the Company remains agile on changes in the market as well as the demand for services provided by the Crowdfunding industry. At the end of 2024, the Company determined that a reduction in workforce was required as the market for regulation A and Crowdfunding stagnated. This decision to reduce headcount by 25% was made in an effort to remain nimble in a competitive market and help reduce costs as the Company aims for profitability in 2025. Going forward, the Company will continually evaluate personnel needs to determine if additional headcount may be required as we scale.

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

Operating Results

Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024

The following table summarizes the results of our operations for the three months ended March 31, 2025 (“Q1 2025”) as compared to the three months ended March 31, 2024 (“Q1 2024”) and includes Adjusted EBITDA. For discussion of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Non-U.S. GAAP Financial Measures” below.

	Three Months Ended March 31,
	2025	2024	$ Change

Revenues	$30,364,357	$9,757,597	$20,606,760

Cost of revenues	20,299,424	4,797,451	15,501,973

Gross profit	10,064,933	4,960,146	5,104,787

Operating expenses:
General and administrative	3,328,479	2,641,364	687,115
Sales and marketing	3,337,696	3,898,419	(560,723)
Research and development	1,399,602	2,041,320	(641,718)
Change in fair value of shares received for fees	298,945	384,746	(85,801)
Total operating expenses	8,364,722	8,965,849	(601,127)

Operating income (loss)	1,700,211	(4,005,703)	5,705,914

Other expense (income), net:
Other expense (income), net	(25,580)	(8,687)	(16,893)
Total other expense (income), net	(25,580)	(8,687)	(16,893)

Income (loss) before provision for income taxes	1,725,791	(3,997,016)	5,722,807

Taxes - Other	8,340	23,570	(15,230)

Net Income (loss) attributable to stockholders	$1,717,451	$(4,020,586)	$5,738,037

Adjusted EBITDA	5,348,075	(446,900)	$5,794,975

Our revenues during the three months ended March 31 2025 were $30,364,357 which represented an increase of $20,606,760 or 211%, from revenues in the same period in 2024 due to StartEngine Private revenue, which has greatly increased in activity since launching the product in Q3 2023. The following are the major components of our revenues during the three months ended March 31, 2025 and 2024:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2025	2024	$ Change
Regulation Crowdfunding platform fees	$1,802,197	$2,550,101	$(747,904)
Regulation A commissions	1,432,818	314,080	1,118,738
StartEngine Premium	813,895	486,000	327,895
StartEngine Secure	348,270	266,167	82,103
StartEngine Private	24,620,809	4,711,757	19,909,052
Venture Club (formerly OWNers Bonus) revenue	1,343,208	1,350,772	(7,564)
Other service revenue	3,160	78,720	(75,560)

Total revenues	$30,364,357	$9,757,597	$20,606,760

The increase in total revenues during the three months ended March 31, 2025 as compared to the same period in 2024 is primarily due to StartEngine Private. The $24,620,809 represents closings on 22 StartEngine Private offerings as compared to 8 closings in the same period in 2024, and the Company plans to continue growing this revenue source in the future. Though this is a significant increase in revenues we note this is a lower margin product, see “Cost of Revenue” below.

The Company experienced varied financial performance across its other product streams in the first quarter 2025. While there was a decline in Regulation CF commissions and other related revenues this downturn was offset by continued growth in platform fees associated with Regulation A offerings.

Specifically, for the three months ended March 31, 2025, compared to the same period in 2024, the Company observed the following revenue trends across its other product lines:

●	Decrease in Regulation Crowdfunding platform fees of $747,904: The decline in Regulation Crowdfunding platform fees was primarily driven by timing of invoicing as raises can span multiple periods. Despite issuers on our platform raising more in Q1 2025 compared to the same period in 2024 (based on funds received in escrow), the Company does not recognize revenue until disbursements are completed, at which point funds are released from escrow to the issuers. Specifically, in Q1 2025, the Company raised $21.2 million for issuers, versus $9.6 million in Q1 2024, but due to the timing of disbursements, the revenue was lower in 2025 than 2024. We expect this revenue to increase for Regulation Crowdfunding raises in 2025 as raises continue to disburse.*
●	Increase in Regulation A commissions of $1,118,738: Due primarily to higher amounts raised in Regulation A offerings for its issuers. Regulation A revenue is more sensitive to revenue variance based on the performance of the top raisers. Specifically, during the three months ended March 31, 2025, the Company raised approximately $17.9 million for 9 issuers compared to the three months ended March 31, 2024 in which the Company raised approximately $1.1 million for 2 issuers.*
●	Increase in revenues of $82,103 from StartEngine Secure: This was due primarily to a shift in pricing for the service provided. In 2024, the Company changed its Secure model from annual invoices at $10 per investor to an annual service commitment with a charge of either $350 or $250 per month depending on the tier. This change was made to increase utilizations by issuers as well as increase collectability of funds as the issuers pay via credit card.
●	Increase in StartEngine Premium revenue of $327,895: The increase is due to several factors, including shift in payment strategy (payments are now collected during the onboarding process rather than upon disbursement; more issuers utilizing the services (this increased in tandem with the increase in Crowdfunding issuers being on boarded; price increases (StartEngine Premium fees were increased from $15,000 to $17,000 beginning in Q1 2025).
●	Decrease in other service revenue of $75,560: Primarily due to decrease in revenue derived from material amendments of $41,450 and other ancillary service charges. Other service revenue also includes revenue from StartEngine Secondary, which did not record a material number of trades in Q1 2024.

*Offerings can span multiple periods and the amount raised during the period is based on the amounts closed on during that period.

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, certain software subscription fees that are required to provide services to our issuers, and for StartEngine Private acquisition costs related to underlying securities that it has sold to an SE Fund. Our cost of revenues during the three months ended March 31, 2025 and 2024 was $20,299,424 and $4,797,451, respectively. The increase was primarily due to the addition of cost of revenue related to StartEngine Private based on its increased sales as well as it being a lower margin product.

Operating Expenses

Our total operating expenses during the three months ended March 31, 2025 amounted to $8,364,722, which represented a decrease of $601,127, or 4%, from the expenses in the same period in 2024. The decrease in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $687,115 was primarily due to increase in legal fees of $268,027 related to legal advice as well as increase in accounting and finance fees of $137,489. These fees related to new Company venture legal consulting as well as audit fees related to work concerning the broker-dealer and consolidated audit. Additionally, there was an increase in software expense of $121,081 as the Company leverages more technology to improve process efficiency and scale the business. Finally, an increase in bad debt expense of $100,942 as the Company removed uncollectible balances from its Accounts Receivable.
●	Decrease in sales and marketing expenses of $560,723 which was primarily driven by a decrease in employee payroll of $340,151 as the Company reduced headcount at the end of 2024. Additionaly, advertising expense decreased $341,728 as the company focused it advertising spend more on its Regulation A offering which it treats as a capital expense.
●	Decrease of research and development expenses of $641,718 due to decrease in employee payroll as the Company reduced headcount at the end of 2024.
●	Change in fair value of shares received for fees expense decreased $85,801 for the period based on review of the underlying value of the stock held by the Company.

Other Expense (Income), net

Our other income, net during the three months ended March 31, 2025 amounted to $25,580, which represented cashback earned from our credit cards during the period as well as interest earned in the Company’s money-market accounts. During the same period in 2024 our other income, net was $8,687 which was also related to cashback earned. The decrease in cashback received is in line with the decrease in advertising loans granted which were paid via credit card and generated the majority of the cashback for the Company.

Net Loss (Income)

Net income attributable to stockholders totaled $1,717,451 for the three months ended March 31, 2025, an increase of $5,738,037 compared to the net loss attributable to shareholders of $4,020,586 recognized during the three months ended March 31, 2024.

Adjusted EBITDA

Adjusted EBITDA totaled $5,348,075 for the three months ended March 31, 2025, an increase of $5,794,975 compared to a loss of $446,900 in Adjusted EBITDA during the three months ended March 31, 2024.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) whether the issuer have made an offering in the current year, (ii) if so, the valuation of the stock in the offering, and (iii) if not, the Company will write down the stock value at a flat 33% rate. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, plus adjustments for gross up, less write downs in accordance with ASC 321-10-35-2. During the three months ended March 31, 2025 and 2024, the Company received stock with a cost of $609,121 and $718,855, respectively, as payment for fees. During the three months ended March 31, 2025 and 2024, write down expense related to shares received amounted to $298,945 and $384,746, respectively.

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

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	March 31,
	2025	2024	$ Change

Net cash provided by (used in) operating activities	$5,884,277	$(2,216,340)	$8,100,617
Net cash provided by (used in) investing activities	$1,475,446	$(5,428)	$1,480,874
Net cash provided by financing activities	$680,271	$201,126	$479,145

Cash provided by operating activities for the three months ended March 31, 2025 was $5,884,277 as compared to cash used in operating activities of $2,216,340 for the same period in 2024. Our net income attributable to stockholders was $1,717,451 and loss was $4,020,586 during the three month period ended March 31, 2025 and 2024, respectively. The increase in cash provided by operating activities in Q1 2025 was primarily due to the increase in Net Income of $5,476,947 as well as decrease in Accounts Receviable of $761,235 from cash collection, Other Current Assets such as Prepaid Expenses and Advertising Loans of $743,777 and Deferred Revenue of $631,771. Finally, the net cash flow from StartEngine Private purchases and sales increased cash flow by $516,716 in Q1 2025 versus Q1 2024.

Cash provided by investing activities for the three months ended March 31, 2025 was $1,475,446, as compared to cash used in investing activities of $5,428 in the same period in 2024. This cash inflow in 2025 is related to the net proceeds of selling the Company’s stake in an apartment complex it owned until March 2025 when its membership interests were sold.

Cash provided by financing activities was $680,271 and $201,126 for the three months ended March 31, 2025 and 2024, respectively. The biggest driver of change of for financing activities is the proceeds received from the sale of common stock via the StartEngine Regulation A raise hosted on the Company’s platform. While the Company did not have an active raise in Q1 2024, there were investments that cleared and were disbursed on within the quarter

Balance Sheet

The following table summarizes our assets and liabilities as of March 31, 2025 as compared as of December 31, 2024:

	March 31,	December 31,
	2025	2024

Assets
Current assets:
Cash	$18,882,291	$10,842,297
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	2,057,658	2,848,880
Other current assets	504,927	1,032,932
Total current assets	21,446,732	14,725,965

Property and equipment, net	125,756	126,698
Investments - warrants	60,103	60,103
Investments - stock	10,638,010	10,327,834
Investments - Private	4,364,731	4,701,010
Investments - Collectibles	2,362,083	2,361,996
Investments - Real Estate	—	1,479,310
Due from related party	209,360	209,360
Intangible assets	17,606,478	18,463,620
Other assets	33,848	33,847
Total assets	$56,847,101	$52,489,743

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$782,908	$542,903
Accrued liabilities	5,464,950	6,725,780
Deferred revenue	3,209,697	2,880,316
Total current liabilities	9,457,555	10,148,999

Total liabilities	9,457,555	10,148,999

The Company’s current assets increased by $6,720,767 from December 31, 2024 to March 31, 2025. The increase was primarily driven by an increase in cash in the amount of $8,039,994 driven by the performance of the StartEngine Private product, which has improved the performance of the Company as well as the current Regulation A raise being hosted. This increase was offset by a decrease in other current assets of $528,005 which included a legal receivable related to a legal settlement of $200,000 in 2025 and a decrease in customer receivables for StartEngine Accounts of $191,980.

The Company’s long-term assets decreased by $2,363,409 from December 31, 2024 to March 31, 2025, primarily due to the sale of the building held by StartEngine  for $1,479,310 as well as amortization of the Seedinvest intangible asset of $857,143.

Current liabilities decreased by $691,444 which is primarily due to a decrease in accued liabilities of $1,260,830 related to commission and year end performance bonuses that were paid in Q1 2025. This decrease was offset by an increase in deferred revenue of $329,381 related to subscriptions to StartEngine Venture club annual purchases and an increase in Accounts Payable of $240,005.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of March 31, 2025, the Company’s current assets were $21,446,732. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Common Stock in our Regulation A and Regulation CF offerings.

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

Non-U.S. GAAP Financial Measures

We are presenting a non-GAAP financial measure “Adjusted EBITDA”, which is a measure adjusted for the impact of specified items and are not in accordance with GAAP.

We define Adjusted EBITDA as net income (loss) calculated in accordance with GAAP, plus interest expense, interest income, income taxes, depreciation, and amortization and further adjusted to add bad debt expense back to income. We present Adjusted EBITDA because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions. We believe Adjusted EBITDA provides useful information to investors regarding our operational performance and our ability to generate cash flows. Non-GAAP information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP financial measures presented by other companies.

The following table reconciles net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net Income (Loss)	$1,717,451	$(4,020,586)
Interest Income	(27)	(38)
Income Taxes	8,340	23,570
Depreciation and Amortization	861,949	860,415
Stock Based Compensation	2,651,080	2,666,169
Adjusted EBITDA	$5,238,793	$(470,470)

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

As disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024,  during preparation for financial reporting related to the year ended December 31, 2024, and based on review from the auditors, the Company discovered certain material weaknesses described above. Management continues to evaluate the material weakness discussed above, has created a remediation plan that we have already begun implementing and continue to finalize that plan's implementation. Specifically, management enhanced the Company’ internal controls regarding the review and preparation of financial statements by adding enhanced procedures for the review of account balances and assessing collectible accounts receivables as well as a process for annual revaluation of the Company’s stocks and warrants. Additionally, the Company has added additional accounting software to assist with more accurate financial reporting for future periods. In addition, we have corrected the deficiency discovered during our annual audit process prior to the filing of this annual report.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. Except as described below, the Company is not currently involved in any material litigation or threatened litigation. The Company was recently involved in an arbitration suit with an issuer whose offering was being conducted on the Company platform, StartEngine Capital. In 2021, the Company terminated the issuer’s offering and refunded investors for the amount previously raised prior to the termination. The issuer brought a claim against the Company for improperly relying on a recent SEC enforcement against a different crowdfunding portal in determining their course of action against the issuer. The Company and the issuer entered arbitration proceedings in July 2023. The matter was resolved on January 19, 2024 and payment of the settlement was resolved in March 2024. The settlement amount totaled $2.1 million of which the Company paid $200,000 with the remaining $1,900,000 covered by the Company’s liability insurance policy. The matter is now considered closed.  The Company recuperated the $200,000 payment in February 2025 as part of an insurance settlement regarding the case.

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

Risk Factors Related to the Company and its Business

StartEngine was formed in 2014 and is still working on fine tuning its business plan to one that will enable it to generate profits on an annual basis and to maintain profitability. Though our core business model of operating our funding portal and broker-dealer services have been receiving revenues for nearly nine years and four years, respectively, we are still evolving aspects of business model, including modifying our revenue models, adding additional products (e.g., StartEngine Secondary, StartEngine Private), and modifying our current offerings in light of regulatory changes and/or interactions with regulators (see, “Part I - Item 1. Business – Regulation). For instance, over the past year, our StartEngine Private has surpassed our previous products in terms of revenue generation. Accordingly, the Company’s operating history may not be indicative of future prospects. Our current and proposed operations are subject to all the business risks associated businesses in industries that are developing and rapidly changing. These include likely fluctuations in operating results as the Company reacts to developments in its market, manages its growth, and develops new services as well as the entry of competitors into the market. These include likely fluctuations in operating results as the Company reacts to developments in its market, manages its growth, and develops new services as well as the entry of competitors into the market. We will only be able to pay dividends on any shares once our directors determine that we are financially able to do so. Since inception, StartEngine has not generated sufficient revenues on an annual basis to cover operational expenses. There is no assurance that we will be consistently profitable in the next three years or generate sufficient annual revenues to pay dividends to the holders of our shares.

We are engaged in an industry that continues to develop and rapidly change, which requires our company to be flexible in executing its business plans. We have not yet generated yearly profits, and may not do so in the near future.

The regulatory framework for online securities transactions, including capital formation or crowdfunding, is relatively There are constant discussions among legislators and regulators with respect to changing the regulatory environment. New laws and regulations could be adopted in the United States and abroad. Further, existing laws and regulations may be interpreted in ways that would impact our operations, including how we communicate and work with investors and the companies that use our platform’s services and the types of securities that our clients can offer and sell on our platform. For instance, in prior years, there have been several attempts to modify the current regulatory regime. Some of those suggested reforms could make it easier for anyone to sell securities (without using our services). Any such changes would have a negative impact on our business.

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

We have an evolving business model.

Our business model is one of innovation, including continuously working to expand our product lines and services to our clients, such as our recent expansion into the StartEngine Private business and moving our Crowdfunding services into our broker-dealer. It is unclear whether these changes will be successful in the long term. Further, we continuously try to offer additional types of services, and we cannot offer any assurance that any of them will be successful. From time to time we may also modify aspects of our business model relating to our service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage this evolution effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

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

Under the Securities Act and the Exchange Act, issuers making offerings through our funding portal may be liable for including untrue statements of material facts or for omitting information that could make the statements misleading. This liability may also extend in Regulation Crowdfunding offerings to funding portals, such as our subsidiary. Further, as a broker-dealer, we may be liable for statements by issuers utilizing our services in connection with Regulation A and Regulation D offerings. See “Part 1- Item 1. Business – Regulation – Regulation Crowdfunding – Liability” and “Part 1 - Item 1. Business – Regulation – Regulation A and Regulation D – Liability”. Even though due diligence defenses may be available; there can be no assurance that if we were sued we would prevail. Further, even if we do succeed, lawsuits are time consuming and expensive, and being a party to such actions may cause us reputational harm that would negatively impact our business. Moreover, even if we are not liable or a party to a lawsuit or enforcement action, some of our clients have been and will be subject to such proceedings. Any involvement we may have, including responding to document production requests, may be time-consuming and expensive as well.

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

In the past we have had to restate our financial statements, and during preparation for financial reporting related to the year ended December 31, 2023, the Company discovered certain errors in the preparation of the financial statements. The Company’s management conducted an investigation with the Company’s independent auditors. As a result of this investigation, the Company determined that several accounts required correction to be in accordance with US GAAP. Accordingly, the Company made certain corrections to the financial statements for the year ended December 31, 2023.

In addition, management concluded that the Company’s internal control over financial reporting, as defined by Sections 13a-15(f) and 15d-15(f) of the Exchange Act, was not effective as of December 31, 2024, including due to the following identified material weaknesses:

-	The expense related to stock based compensation using a modified Black-Scholes pricing model had calculation errors and needed to be corrected
-	Stock and warrants held as investments were incorrectly valued due to errors with the calculation input for the revaulation.

Management has included a report on its assessment of internal control over financial reporting, including a description of identified material weaknesses, remediation efforts resulting in changes to internal control over financial reporting, and plans for further remediation in Item 9A, “Controls and Procedures” of our Form 10-K.

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

Most of current services are variants on one type of service — providing a platform for online capital formation and ancillary services.  Further our recent performance has been linked to purchasing and selling interests in StartEngine Private issuances. Our revenues are therefore dependent upon the market for online capital formation, and specifically, as of late to the sale of interest in the StartEngine Private issuances.

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

We face significant market competition.

We facilitate online capital formation. Though this is a relatively new market, we compete against a variety of entrants in the market as well likely new entrants into the market. Some of these follow a regulatory model that is different from ours and might provide them competitive advantages. New entrants could include those that may already have a foothold in the securities industry, including some established broker-dealers. Further, online capital formation is not the only way to address helping start-ups raise capital, and the Company has to compete with a number of other approaches, including traditional venture capital investments, loans and other traditional methods of raising funds and companies conducting crowdfunding raises on their own websites. The Company anticipates competition in the market for accredited investors to purchase membership interests in funds which own shares of venture capital backed, late-stage private companies. Additionally, some competitors and future competitors may be better capitalized than us, which would give them a significant advantage in marketing and operations.

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

Voting control is concentrated in the hands of a small number of stockholders. Our CEO and Chairman currently hold approximately 40% of our voting shares in aggregate, including shares of our Common Stock and (on an as-converted basis) shares of our Series Seed Preferred Stock, Series A Preferred Stock and Series Seed Preferred Stock; and two other shareholders, SE Agoura Investment LLC and The Lee Miller Trust UA 09/05/2020, own approximately 21% and 12%, respectively, of our voting shares in aggregate. None of SE Agoura Investments LLC, The Lee Miller Trust UA 09/05/2020 or their beneficial owners are on our board or are employees of our company. Those four shareholders in aggregate control approximately 73% of our voting shares and approximately 52% of our preferred stock. Holders of our Common Stock are generally not be able to influence our policies or any other corporate matter, including the election of directors, changes to our company’s governance documents, expanding the employee option pool, and any merger, consolidation, sale of all or substantially all of our assets, or other major action requiring stockholder approval. Some of the larger stockholders include, or have the right to designate, executive officers and directors of our Board. These few people and entities make all major decisions regarding the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Offering type	Intermediary	Date commenced	Number of shares issued	Class of securities	Proceeds raised	Use of proceeds	Date closed (if open, N/A)
2025 Regulation A (1)	N/A	November 3, 2024	4,106,389	Common Stock	$4,471,324	Marketing, operations, product development, cash reserves	N/A
(1)	Does not include 810,380 shares of Common Stock sold for a total of $1,117,831 by selling shareholders under the Company’s Regulation A offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider trading arrangements and Rule 10b5-1 Trading Plans.

During the quarter ended March 31, 2025, none of the Company’s officers or directors have entered into a contract, established a plan, or issued instructions that provides for the purchase or sale of any equity securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation	8-K	000-56415	3.1	May 10, 2024
3.2	Second Amended and Restated Bylaws	8-K	000-56415	3.2	May 10, 2024
4.1	Second Amended and Restated Investors’ Rights Agreement	1-A	024-11177	3.1	March 12, 2020
10.1	Amended and Restated 2015 Equity Incentive Plan	1-A	024-11806	6.1	February 13, 2023
10.2+*	Employment Agreement effective as of January 1, 2024 (Howard Marks)	10-K	000-56415	10.2	March 31, 2025
10.3	Asset Purchase Agreement	8-K	000-56415	99.2	November 28, 2022
10.4	2025 Equity Incentive Plan					X
31.1	Certification of Howard Marks, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2 #	Certification of Hunter Strassman, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 #	Certification of Howard Marks, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2 #	Certification of Hunter Strassman, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted pursuant to the instructions to Item 601(a) of Regulation S-K.

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

STARTENGINE CROWDFUNDING, INC.
(Registrant)
Date: May 15, 2025
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer

Date: May 15, 2025
	By:	/s/ Hunter Strassman
Hunter Strassman
Chief Financial Officer and Principal Accounting Officer