Form 10-Q/A
period 2025-03-31
STARTENGINE CROWDFUNDING, INC.
filed 2025-05-16
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report StartEngine Crowdfunding, Inc. on Form 10-Q for the year ended March 31, 2025, as filed with the Securities and Exchange Commission on May 15, 2025 (the “Original Form 10-K”). This Amendment is being filed for the sole purpose to correct an inconsistency in Item 2 in the section entitled “Non-U.S. GAAP Financial Measures”. We have not updated the information contained herein for events occurring subsequent to May 15, 2025, the filing date of the Original Form 10-Q. Except as noted in this Explanatory Note, this Amendment does not alter or amend any of our other disclosures contained in the Original Form 10-Q.

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

	Three Months Ended March 31,
	2025	2024	$ Change

Revenues	$30,364,357	$9,757,597	$20,606,760

Cost of revenues	20,299,424	4,797,451	15,501,973

Gross profit	10,064,933	4,960,146	5,104,787

Operating expenses:
General and administrative	3,328,479	2,641,364	687,115
Sales and marketing	3,337,696	3,898,419	(560,723)
Research and development	1,399,602	2,041,320	(641,718)
Change in fair value of shares received for fees	298,945	384,746	(85,801)
Total operating expenses	8,364,722	8,965,849	(601,127)

Operating income (loss)	1,700,211	(4,005,703)	5,705,914

Other expense (income), net:
Other expense (income), net	(25,580)	(8,687)	(16,893)
Total other expense (income), net	(25,580)	(8,687)	(16,893)

Income (loss) before provision for income taxes	1,725,791	(3,997,016)	5,722,807

Taxes - Other	8,340	23,570	(15,230)

Net Income (loss) attributable to stockholders	$1,717,451	$(4,020,586)	$5,738,037

Adjusted EBITDA	5,238,793	(470,470)	$5,709,263

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

Adjusted EBITDA

Adjusted EBITDA totaled $5,238,793 for the three months ended March 31, 2025, an increase of $5,709,263 compared to a loss of $470,470 in Adjusted EBITDA during the three months ended March 31, 2024.

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

We define Adjusted EBITDA as net income (loss) calculated in accordance with GAAP adjusted to exclude interest expense, interest income, income taxes, depreciation, and amortization, and stock based compensation. We present Adjusted EBITDA because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions. We believe Adjusted EBITDA provides useful information to investors regarding our operational performance and our ability to generate cash flows. Non-GAAP information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP financial measures presented by other companies.

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

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation	8-K	000-56415	3.1	May 10, 2024
3.2	Second Amended and Restated Bylaws	8-K	000-56415	3.2	May 10, 2024
4.1	Second Amended and Restated Investors’ Rights Agreement	1-A	024-11177	3.1	March 12, 2020
10.1	Amended and Restated 2015 Equity Incentive Plan	1-A	024-11806	6.1	February 13, 2023
10.2+*	Employment Agreement effective as of January 1, 2024 (Howard Marks)	10-K	000-56415	10.2	March 31, 2025
10.3	Asset Purchase Agreement	8-K	000-56415	99.2	November 28, 2022
10.4	2025 Equity Incentive Plan	10-Q	000-56415	10.4	May 15, 2025
31.1	Certification of Howard Marks, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2 #	Certification of Hunter Strassman, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 #	Certification of Howard Marks, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2 #	Certification of Hunter Strassman, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted pursuant to the instructions to Item 601(a) of Regulation S-K.

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

STARTENGINE CROWDFUNDING, INC.
(Registrant)
Date: May 16, 2025
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer

Date: May 16, 2025
	By:	/s/ Hunter Strassman
Hunter Strassman
Chief Financial Officer and Principal Accounting Officer