Form 10-Q
period 2025-06-30
STARTENGINE CROWDFUNDING, INC.
filed 2025-08-01
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 738,873,161 shares of Common Stock, par value $0.00001 per share, of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024

Assets
Current assets:
Cash	$26,315,084	$10,842,297
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	635,746	2,848,880
Other current assets	1,338,413	1,032,932
Total current assets	28,291,099	14,725,965

Property and equipment, net	126,947	126,698
Investments - warrants	60,103	60,103
Investments - stock	10,460,416	10,327,834
Investments - Private	10,575,204	4,701,010
Investments - Collectibles	2,362,083	2,361,996
Investments - Real Estate	—	1,479,310
Due from related party	196,890	209,360
Intangible assets, net	16,749,335	18,463,620
Other assets	33,848	33,847
Total assets	$68,855,925	$52,489,743

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$291,685	$542,903
Due to related party	1,041,236	—
Accrued liabilities	8,333,234	6,725,780
Deferred revenue	3,723,721	2,880,316
Total current liabilities	13,389,876	10,148,999

Total liabilities	$13,389,876	$10,148,999

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 207,000,000 shares authorized, 185,440,880 and 185,440,880 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectfully, liquidation preference of $5,310,409 and $5,310,409 at June 30, 2025 and December 31, 2024, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 99,000,000 shares authorized, 9,642,080 and 9,642,080 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively, liquidation preference of $1,414,486 and $1,414,486 at June 30, 2025 and December 31, 2024, respectively.	983,634	983,634
Series Seed Preferred Stock, par value $0.00001, 213,000,000 shares authorized, 204,810,720 and 204,810,720 and shares issued and outstanding at June 30, 2025 and December 31, 2024, respectfully, liquidation preference of $1,707,990 and $1,707,990 at June 30, 2025 and December 31, 2024, respectively.	1,706,756	1,706,756
Common stock, par value $0.00001, 1,580,000,000 shares authorized, 728,767,714 and 702,861,520 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	7,286	7,028
Additional paid-in capital	103,673,693	95,543,998
Noncontrolling interest	(13,251)	(13,251)
Accumulated deficit	(56,178,736)	(61,174,088)
Total stockholders’ equity	55,466,049	42,340,744
Total liabilities and stockholders’ equity	$68,855,925	$52,489,743

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$39,810,718	$11,866,611	$70,175,075	$21,624,208

Cost of revenues	27,564,695	6,143,731	47,864,119	10,941,182

Gross profit	12,246,023	5,722,880	22,310,956	10,683,026

Operating expenses:
General and administrative	3,377,812	3,247,337	6,706,291	5,888,702
Sales and marketing	3,414,428	3,434,246	6,752,124	7,332,665
Research and development	1,433,224	1,745,273	2,832,826	3,786,593
Change in fair value of shares received for fees	756,686	273,716	1,055,631	658,462
Total operating expenses	8,982,150	8,700,572	17,346,872	17,666,422

Operating income (loss)	3,263,873	(2,977,692)	4,964,084	(6,983,396)

Other income (expense)
Other income (expense), net	53,198	13,897	78,778	22,584
Total other income (expense), net	53,198	13,897	78,778	22,584

Income (loss) before provision for income taxes	3,317,071	(2,963,795)	5,042,862	(6,960,812)

Taxes - Other	39,170	58,349	47,510	81,918

Net income (loss)	3,277,901	(3,022,144)	4,995,352	(7,042,730)

Weighted average earnings per share - basic	$0.00	$(0.01)	$0.01	$(0.01)
Weighted average shares outstanding - basic	728,767,714	697,634,945	706,495,608	697,223,232

Weighted average earnings per share - diluted	$0.00	$(0.01)	$0.00	$(0.01)
Weighted average shares outstanding - diluted	1,223,937,688	697,634,945	1,201,665,582	697,223,232

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2023	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	697,085,900	$6,971	$82,005,447	$(13,251)	$(44,637,430)	45,338,794
Sale of Common Stock	—	—	—	—	—	—	177,980	2	201,124	—	—	201,126
Stock compensation expense	—	—	—	—	—	—	—	—	2,666,169	—	—	2,666,169
Net loss	—	—	—	—	—	—	—	—	—	—	(4,020,586)	(4,020,586)
Balance at March 31, 2024	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	697,263,880	6,973	84,872,740	(13,251)	(48,658,016)	44,185,503
Sale of common stock	—	—	—	—	—	—	—	—	350	—	—	350
Exercise of stock options	—	—	—	—	—	—	648,360	6	13,959	—	—	13,965
Stock compensation expense	—	—	—	—	—	—	—	—	2,653,745	—	—	2,653,745
Net loss	—	—	—	—	—	—	—	—	—	—	(3,022,144)	(3,022,144)
Balance at June 30, 2024	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	697,912,240	$6,979	$87,540,794	$(13,251)	$(51,680,160)	43,831,419

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2024	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	702,861,520	$7,028	$95,543,998	$(13,251)	$(61,174,088)	42,340,744
Sale of Common Stock	—	—	—	—	—	—	1,922,194	19	2,125,007	—	—	2,125,026
Offering Costs	—	—	—	—	—	—	—	—	(1,444,755)	—	—	(1,444,755)
Stock compensation expense	—	—	—	—	—	—	—	—	2,651,080	—	—	2,651,080
Net income (loss)	—	—	—	—	—	—	—	—	—	—	1,717,451	1,717,451
Balance at March 31, 2025	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	704,783,714	7,047	98,875,330	(13,251)	(59,456,637)	47,389,546
Sale of common stock	—	—	—	—	—	—	5,741,843	57	6,305,843	—	—	6,305,900
Exercise of stock options	—	—	—	—	—	—	18,242,157	182	105,852	—	—	106,034
Offering Costs	—	—	—	—	—	—	—	—	(4,139,770)			(4,139,770)
Stock compensation expense	—	—	—	—	—	—	—	—	2,526,438	—	—	2,526,438
Net loss	—	—	—	—	—	—	—	—	—	—	3,277,901	3,277,901
Balance at June 30, 2025	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	728,767,714	7,286	103,673,693	(13,251)	(56,178,736)	55,466,049

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$4,995,352	$(7,042,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,987	6,545
Amortization	1,714,285	1,714,286
Bad debt expense	188,441	50,972
Fair value of investments - other received for fees	(1,188,213)	(1,316,054)
Impairment of investments - other received for fees	1,055,631	658,462
Stock-based compensation	5,177,518	5,319,914
Changes in operating assets and liabilities:
Accounts receivable	2,024,693	(709,177)
Other current assets	(305,482)	(347,783)
StartEngine Private stock purchases	(46,855,942)	(7,775,453)
Proceeds from sale of StartEngine Private stock	40,981,661	7,860,528
Due from related parties	12,470	—
Accounts payable	(251,218)	23,275
Due to related parties	1,041,236	—
Accrued liabilities	1,607,454	190,364
Deferred revenue	843,405	(641,129)
Net cash provided by (used in) operating activities	11,048,278	(2,007,980)

Cash flows from investing activities:
Investments - Collectibles sales, gross	—	(20,055)
Purchase of property and equipment	(7,236)	(6,918)
Proceeds from sale of real estate	1,479,310	—
Net cash provided by (used in) investing activities	1,472,074	(26,973)

Cash flows from financing activities:
Proceeds from sale of common stock	8,430,926	201,476
Offering costs	(5,584,525)	—
Proceeds from exercise of employee stock options	106,034	13,965
Net cash provided by financing activities	2,952,435	215,441

Increase (decrease) in cash and restricted cash	15,472,787	(1,819,512)
Cash and restricted cash, beginning of period	10,842,297	12,656,298
Cash and restricted cash, end of period	$26,315,084	$10,836,786

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$47,510	$81,918
Cash paid for interest	$—	$—

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

The Company has cash and cash equivalents of approximately $26.3 million, which its management believes will cover operating expenses for the foreseeable future. The Company will continue as a going concern at this time as the Company has experienced a large cash inflow, primarily from StartEngine Private revenue, which has created a net income position in 2025. Additionally, the Company had reduction in headcount at the end of 2024 which has and the Company believes will further reduce expenses for current and future periods.

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

On June 4, 2025, the Company’s authorized 2025 Equity Incentive Plan which included the reservation for issuance of 80,000,000 additional shares of Common Stock went in to effect.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) whether the issuer have made an offering in the current year, (ii) if so, the valuation of the stock in the offering, and (iii) if not, the Company will write down the stock value at a flat 33% rate. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, plus adjustments for gross up, less write downs in accordance with ASC 321-10-35-2. During the six months ended June 30, 2025 and 2024, the Company received stock with a cost of $1,188,213 and $1,316,054, respectively, as payment for fees. During the six months ended June 30, 2025 and 2024, impairment expense related to shares received amounted to $1,055,631 and $658,462 respectively.

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

Industry	June 30, 2025	December 31, 2024
AI Chips	$556,291	$560,928
Fintech	—	22,823
Sales Technology	3,259,609	225,389
Video Games	—	285,844
AI Software	4,207,581	3,379,387
Consumer Goods	474	18,552
Software Development	20,174	20,174
Medical Technology	346,497	187,913
Robotics	135,622	—
Aircraft Technology	191,951	—
Space Technology	1,846,483	—
Blockchain	10,522	—
Total	$10,575,204	$4,701,010

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	60,103	60,103
Investment - stock	325,231	—	10,135,185	10,460,416
Non-Fungible Token ("NFT")	718	—	—	718
	$325,949	$1,856	$10,195,288	$10,523,093

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	60,103	60,103
Investment - stock	263,096	—	10,064,738	10,327,834
Non-Fungible Token ("NFT")	631	—	—	631
	$263,727	$1,856	$10,124,841	$10,390,424

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the six months ended June 30, 2025 as it relates to investments:

Investments-
Warrants
Fair value at December 31, 2024	$60,103
Receipt of warrants	—
Change in fair value of warrants	—
Fair value at June 30, 2025	$60,103

Investments-
Stock
Fair value at December 31, 2024	$10,327,834
Receipt of stock	1,188,213
Change in fair value of stock	(1,055,631)
Fair value at June 30, 2025	$10,460,416

The following range of variables were used in valuing Level 3 warrant assets during the six months ended June 30, 2025:

2025
Expected life (years)	0.17 -3.08
Risk-free interest rate	4.16%
Expected volatility	25.07 - 90.0%
Annual dividend yield	0%
Underlying share values	$0.22 - 4.75
Strike Prices	$0.30 - $100.00

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance for doubtful accounts as of June 30, 2025 and December 31, 2024 was $141,050 and $115,471, respectively. Bad debt expense for six months ended June 30, 2025 and 2024 was $188,441 and $50,972, respectively.

As of June 30, 2025 the Company had no accounts receivable over 90 days.

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

The below is a breakdown of the types of collectibles and their value held as of June 30, 2025 and December 31, 2024:

	Period Ended June 30,	Period Ended December 31,
	2025	2024

Wine	$278,360	$278,360
Trading Cards	466,484	466,484
Artwork	1,322,942	1,322,942
Comic Books	240,451	240,451
NFT	718	631
Watches	53,128	53,128

Total collectibles	$2,362,083	$2,361,996

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

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs of $5,584,525 and $0 charged to stockholders’ equity during the six months ended June 30, 2025 and 2024, respectively.

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

The Company recognizes revenues from Regulation A and Regulation D commission fees at an agreed-upon rate. In 2023 the rate was a percentage of the capital raised. Platform fees are paid to the Company from customers’ escrow accounts. For certain Regulation A offerings, the Company earns a portion of its platform fees in warrants or shares. The grant date fair values of shares and warrants received are recognized as revenue when earned. The Company’s performance obligations are satisfied as services are rendered throughout the duration of the campaign.

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

The Company’s contracts with customers generally have a term of one years or less. The Company had deferred revenue of $3,723,721 and $2,880,316 as of June 30, 2025 and December 31, 2024, respectively, related to performance obligations yet to be fulfilled. The Company had no customer contract assets.

During the three and six months ended June 30, 2025 and 2024, revenue was made up of the following categories associated with the above-described services:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2025	2024	2025	2024

Regulation Crowdfunding platform fees	$2,959,875	$2,711,236	$4,170,295	$5,261,337
Regulation A commissions	248,632	203,527	2,250,406	517,607
StartEngine Premium	777,540	497,500	1,591,435	983,500
StartEngine Secure	308,813	272,221	657,083	538,388
StartEngine Private	34,104,729	6,773,806	58,725,538	11,485,563
Venture Club (formerly OWNers Bonus) revenue	1,390,724	1,372,147	2,733,932	2,722,919
Other service revenue	20,405	36,174	46,386	114,894

Total revenues	$39,810,718	$11,866,611	$70,175,075	$21,624,208

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, and certain software subscription fees that are required to provide services to our issuers. Additionally, costs related to StartEngine Private, which includes the cost basis of the stock as well as the acquisition fees related to obtaining the stock included in the offerings.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to our website and future product offerings, email and other tools that are utilized for client related services and outreach. During the three and six months ended June 30, 2025 and 2024, research and development costs were $1,433,224 and $2,832,826, and $1,745,273 and $3,786,593 respectively.

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

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the six months ended June 30, 2024 as the effects would be anti-dilutive. See Note 6 for outstanding stock-options as of June 30, 2025. The weighted average shares outstanding – basic and diluted is calculated as follows for the period ended June 30, 2025 and 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Net income attributable to common shareholders	3,277,901	4,995,352
Weighted average shares outstanding - basic	728,767,714	706,495,608
Effect of dilutive stock options	95,276,294	95,276,294
Effect of convertible preferred shares	399,893,680	399,893,680
Weighted average shares outstanding - diluted	1,223,937,688	1,201,665,582.00

Basic earnings per share	0.00	0.01
Diluted earnings per share	0.00	0.00

	June 30,	June 30,
	2024	2024
Net income attributable to common shareholders	(3,022,144)	(7,042,730)
Weighted average shares outstanding - basic	697,634,945	697,223,232
Weighted average shares outstanding - diluted	697,634,945	697,223,232

Basic earnings per share	(0.01)	(0.01)
Diluted earnings per share	(0.01)	(0.01)

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

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at an entity level. The CODM assesses performance for the broker-dealer segment and decides how to better allocate resources based on revenue that is reported on the Statements of Operations. The Company's objective in making resource allocation decisions is to optimize the financial results. The accounting policies of our broker-dealer segment are the same as those described in the summary of significant accounting policies herein.

For single reportable segment-level financial information, total assets, and significant non-cash transactions, see attached financial statements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for public entities for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Entities are permitted to early adopt. Management is evaluating the impact of this ASU on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 improves income tax disclosures by requiring public entities annually to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for public entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt. Management is evaluating the impact of this ASU on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Marketable Securities

Marketable securities consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Common stock	$1,856	$1,856
	$1,856	$1,856

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	June 30, 2025	December 31, 2024
Computer equipment	$190,299	$183,063
Software	3,753	3,753
Total property and equipment	194,052	186,816
Accumulated depreciation	(67,105)	(60,118)
Total property and equipment, net of depreciation	$126,947	$126,698

Depreciation expense for the three and six months ended June 30, 2025 and 2024 was $3,272 and $6,987 and $3,273 and $6,545, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2025, the Company owes $1,041,236 to selling shareholders pursuant to previously executed contractual arrangements. This amount represents 20% of the gross selling proceeds and reflects payments due under agreements related to prior equity transactions, including deferred or contingent consideration payable to such shareholders. These shareholders include current or former Company affiliates. Refer to Note 8 for further detail on the nature of this transaction.

NOTE 6 – INTANGIBLE ASSETS

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

The Company considers various factors that may indicate impairment of the customer list, including but not limited to:

●	Declines in customer retention rates
●	Reductions in revenue per customer
●	Changes in market conditions affecting the value of the customer relationships
●	Strategic shifts that alter the utility of the acquired customer list

As of June 30, 2025, the gross carrying amount of the purchase was $24,121,041, accumulated amortization is $7,391,706 and the estimated aggregate amortization for the five succeeding fiscal years and thereafter is as follows:

2025	1,714,286
2026	3,428,572

2027	3,428,572
2028	3,428,572
Thereafter	4,729,333
Total	16,729,335

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2025, the Company has authorized the issuance of 519,000,000 shares of our preferred stock with par value of $0.00001. Of these authorized shares, 207,000,000 are designated as Series A, 99,000,000 are designated as Series T, and 213,000,000 are designated as Series Seed.

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

Common Stock

As of June 30, 2025 we had authorized the issuance of 1,580,000,000 shares of our common stock with par value of $0.00001.

During the six months ended June 30, 2025, the Company sold 7,664,037 shares of common stock through its Regulation A offering for gross proceeds of $8,430,926 and incurred offering costs of $5,584,525.

During the six months period ended June 30, 2024, the Company sold 177,980 shares of common stock through its Regulation A offering for gross proceeds of $201,476 and incurred offering costs of $0.

Stock Options

In 2015, our Board of Directors adopted the StartEngine Crowdfunding, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of equity awards to employees and consultants, including stock options, stock purchase rights and restricted stock units to purchase shares of our common stock. Up to 11,590,000 shares of our common stock may be issued pursuant to awards granted under the 2015 Plan. The 2015 Plan is administered by our Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.

On June 4, 2025, our Board of Directors implemented the 2025 Equity Inventive Plan, which issued 80,000,000 which reserved the issuance of 80,000,000 additional shares of Common Stock.

The Company valued options granted under the 2015 Plan under ASC 718 using the Black-Scholes pricing model. The granted options in 2025 and 2024 have exercise prices of $1.25, generally vest over four years and expire in ten years. The stock options granted during the six months ended June 30, 2025 and 2024 were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

2025
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

A summary of option activity under the 2015 Plan for six months ended June 30, 2025 is as follows:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2024	183,131,478	0.20	-
Granted	12,150,000	1.25	-
Exercised	(18,242,157)	0.01	-
Forfeited	(3,190,000)	1.05	-
Expired	-	-	-
Outstanding at June 30, 2025	173,849,321	0.30	-
Exercisable at June 30, 2025	81,930,210	0.54	-

Stock option expense for the three months ended June 30, 2025 and 2024 was $2,526,436 and $2,653,747 respectively. For the six months ended June 30, 2025 and 2024 was $5,177,515 and $5,319,914, respectively, and are included within the condensed consolidated statements of operations as follows:

	2025	2024
Cost of revenues	$600,068	$666,149
General and administrative	968,289	671,712
Sales and marketing	2,684,036	2,705,426
Research and development	925,122	1,276,627
Total	$5,177,515	$5,319,914

At June 30, 2025, the total compensation cost related to nonvested awards not yet recognized was approximately $13,330,993 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 2.18 years.

NOTE 9 – INCOME TAX

The Company recorded income tax expense of $47,510 for the six months ended June 30, 2025, compared to $81,918 for the six months ended June 30, 2024. The effective tax rate for the three months ended March 31, 2025 and 2024 was 0.95% and (0.12)%, respectively.

The Company’s effective tax rate for interim periods is based on the estimated annual effective tax rate, adjusted for discrete items occurring within the quarter. The Company continues to assess its valuation allowance position on deferred tax assets and determined that no material changes were necessary as of June 30, 2025.

As of June 30, 2025 and 2024, the Company has no gross unrecognized tax benefits that would affect the effective tax rate. The Company does not anticipate significant changes in unrecognized tax benefits within the next 12 months. The Company remains subject to examination in various jurisdictions. As of June 30, 2025, open tax years include federal 2021–2024 and California 2020–2024.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after  June 30, 2025.

On July 28, 2025, the Company sold 1,683,467 shares of stock for its self-hosted raise for gross proceeds of $1,834,264.

In July 2025, option holders of the Company exercised 8,421,980 shares in options for gross proceeds of $333,451.

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

Trend Information

We are operating in a relatively new industry and there is a level of uncertainty about how fast the volume of activity will increase and how future regulatory requirements may change the landscape. We continue to innovate and introduce new products to include in our current mix as well as continuing to improve our current services such as providing liquidity for our investors and issuers. For instance, StartEngine Private which was a new product launched in the Q3 2023, has become our largest revenue generator in 2025.

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

On August 6, 2023, the Company launched “StartEngine Private”, a venture to provide accredited investors the opportunity to purchase membership interests in series which own shares of VC backed, and generally late-stage private companies (the “underlying securities”). The Company treats the amount it receives for selling underlying securities as revenues, and the acquisition cost related to such underlying securities as cost of revenues. To date, StartEngine Private has become our largest source of revenue. While StartEngine Private offerings have been successful in the first six months of 2025 and the Company expects that it will continue as its largest revenue source in foreseeable future, the Company may experience a slowdown in revenue from this line of business due to limited availability of stock for purchase as well as the potential of reduced demand for the product and limited purchase slots available for each offering. The Company continues to invest in this line of business and anticipate that expenses related to the purchases and sales of StartEngine Private securities will increase in tandem with the revenue generated. Currently, the Company has brought in 4 sales associates dedicated to selling investments in StartEngine Private offerings and will continue to evaluate necessary headcount as StartEngine Private grows.

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

Operating Results

Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024

The following table summarizes the results of our operations for the three months ended June 30, 2025 (“Q2 2025”) as compared to the three months ended June 30, 2024 (“Q2 2024”)  and includes Adjusted EBITDA. For discussion of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Non-U.S. GAAP Financial Measures” below.

	Three Months Ended June 30,
	2025	2024	$ Change

Revenues	$39,810,718	$11,866,611	$27,944,107

Cost of revenues	27,564,695	6,143,731	21,420,964

Gross profit	12,246,023	5,722,880	6,523,143

Operating expenses:
General and administrative	3,377,812	3,247,337	130,475
Sales and marketing	3,414,428	3,434,246	(19,818)
Research and development	1,433,224	1,745,273	(312,049)
Change in fair value of shares received for fees	756,686	273,716	482,970
Total operating expenses	8,982,150	8,700,572	281,578

Operating income (loss)	3,263,873	(2,977,692)	6,241,565

Other expense (income), net:
Other expense (income), net	(53,198)	(13,897)	(39,301)
Total other expense (income), net	(53,198)	(13,897)	(39,301)

Income (loss) before provision for income taxes	3,317,071	(2,963,795)	6,280,866

Taxes - Other	39,170	58,349	(19,179)

Net Income (loss) attributable to stockholders	$3,277,901	$(3,022,144)	$6,300,045

Adjusted EBITDA	6,692,855	550,336	$6,142,519

Our revenues during the three months ended were $39,810,718 which represented an increase of $27,944,107 or 235%, from revenues in the same period in 2024. The following are the major components of our revenues during the three months ended June 30, 2025 and 2024:

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2025	2024	$ Change
Regulation Crowdfunding platform fees	$2,959,875	$2,711,236	$248,639
Regulation A commissions	248,632	203,527	45,105
StartEngine Premium	777,540	497,500	280,040
StartEngine Secure	308,813	272,221	36,592
StartEngine Private	34,104,729	6,773,806	27,330,923
Venture Club (formerly OWNers Bonus) revenue	1,390,724	1,372,147	18,577
Other service revenue	20,405	36,174	(15,769)

Total revenues	$39,810,718	$11,866,611	$27,944,107

The increase in total revenues in three months ended June 30, 2025 as compared to the same period in 2024 is primarily due to StartEngine Private. The $34,104,729 represents closings on 26 StartEngine Private offerings as compared to 20 closings in the same period in 2024, and the Company plans to continue focusing on this revenue source in the future, though growth of this revenue stream may be bound by factors such as lack of availability of stock to purchase, limited purchase slots available for each offering and decreased demand for the product. Though this is a significant increase in revenues we note this is a lower margin product, see “Cost of Revenue” below.

Specifically, for the three months ended June 30, 2025, compared to the same period in 2024, the Company observed the following revenue trends across its other product lines:

In addition, revenue was also impacted by the following:

●	Increase in Regulation Crowdfunding platform fees of $248,639: The increase in Regulation Crowdfunding platform fees was primarily driven by higher raise totals for issuers within the period. Issuers on our platform raised more in Q2 2025 compared to the same period in 2024 (based on funds received in escrow), the Company does not recognize revenue until disbursements are completed, at which point funds are released from escrow to the issuers. Specifically, in Q2 2025, the Company raised $21.3 million for issuers, versus $20.8 million in Q2 2024.*
●	Increase in Regulation A commissions of $45,105: Due primarily to higher amounts raised in Regulation A offerings for its issuers. Regulation A revenue is more sensitive to revenue variance based on the performance of the top raisers. Specifically, during the three months ended June 30, 2025, the Company raised approximately $7.9 million for 8 issuers compared to the three months ended June 30, 2024 in which the Company raised approximately $3.0 million for 6 issuers. Despite issuers on our platform raising more in Q2 2025 compared to the same period in 2024 (based on funds received in escrow), the Company does not recognize revenue until disbursements are completed, at which point funds are released from escrow to the issuers. We expect this revenue to increase for Regulation A raises in 2025 as raises continue to disburse*
●	Increase in StartEngine Premium revenue of $280,040: The increase is due to several factors, including shift in payment strategy (payments are now collected during the onboarding process rather than upon disbursement; more issuers utilizing the services (this increased in tandem with the increase in Crowdfunding issuers being on boarded; price increases (StartEngine Premium fees were increased from $15,000 to $17,000 beginning in Q1 2025).

*Offerings can span multiple periods and the amount raised during the period is based on the amounts closed on during that period.

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, certain software subscription fees that are required to provide services to our issuers, and for StartEngine Private acquisition costs related to underlying securities that it has sold to an SE Fund. Specifically, cost of revenues for StartEngine Private were $23,960,117 and $4,371,367 for three months ended June 30, 2025 and 2024, respectively. Our total cost of revenues during the three months ended June 30, 2025 and 2024 was $27,564,695 and $6,143,731, respectively. The increase was primarily due to the addition of cost of revenue related to StartEngine Private based on its increased sales as well as it being a lower margin product.

Operating Expenses

Our total operating expenses during the three months ended June 30, 2025 amounted to $8,982,150, which represented an increase of $281,578, or 3%, from the expenses in the same period in 2024. The increase in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $130,475 was primarily due to an increase in software expense of $73,992 as the Company leverages more technology to improve process efficiency and scale the business. Additionally, there was an increase in salaries of $71,572. Finally, there was an increase in bad debt expense of $36,527 as the Company removed uncollectible balances from its Accounts Receivable.
●	Decrease of research and development expenses of $312,049 due to decrease in employee payroll as the Company reduced headcount at the end of 2024.
●	Change in fair value of shares received for fees expense increased $482,970 for the period based on review of the underlying value of the stock held by the Company.

Other Expense (Income), net

Our other income, net during the three months ended June 30, 2025 amounted to $53,198, which represented cashback earned from our credit cards during the period as well as interest earned in the Company’s money-market accounts. During the same period in 2024 our other income, net was $13,897.

Net Loss (Income)

The Company has a net income of $3,277,901 for the three months ended June 30, 2025, an increase of $6,300,045 compared to the net loss of $3,022,144 recognized during the three months ended June 30, 2024.

Adjusted EBITDA

Adjusted EBITDA totaled $6,692,855 for the three months ended June 30, 2025, an increase of $6,142,519 compared to adjusted EBITDA of $550,336 in Adjusted EBITDA during the three months ended June 30, 2024.

Six months Ended June 30, 2025 Compared with the six months Ended June 30, 2024

The following table summarizes the results of our operations for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. For discussion of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Non-U.S. GAAP Financial Measures” below.

	Six Months Ended June 30,
	2025	2024	$ Change

Revenues	$70,175,075	$21,624,208	$48,550,867

Cost of revenues	47,864,119	10,941,182	36,922,937

Gross profit	22,310,956	10,683,026	11,627,930

Operating expenses:
General and administrative	6,706,291	5,888,702	817,589
Sales and marketing	6,752,124	7,332,665	(580,541)
Research and development	2,832,826	3,786,593	(953,767)
Change in fair value of warrants received for fees	—	—	—
Change in fair value of shares received for fees	1,055,631	658,462	397,169
Total operating expenses	17,346,872	17,666,422	(319,550)

Operating income (loss)	4,964,084	(6,983,396)	11,947,480

Other income (expense)
Other income (expense), net	78,778	22,584	56,194
Total other income (expense), net	78,778	22,584	56,194

Income (loss) before provision for income taxes	5,042,862	(6,960,812)	12,003,674

Taxes - Other	47,510	81,918	(34,408)

Net income (loss)	4,995,352	(7,042,730)	12,038,082

Adjusted EBITDA	$11,931,645	$79,865	$11,851,780

Revenues

Our revenues during the six months ended were $70,175,075 which represented an increase of $48,550,867 or 225%, from revenues in the same period in 2024. The following are the major components of our revenues during six months ended June 30, 2025 and 2024:

	Six Months Ended	Six Months Ended
	Ended June 30,	Ended June 30,
	2025	2024	$ Change

Regulation Crowdfunding platform fees	$4,170,295	$5,261,337	$(1,091,042)
Regulation A commissions	2,250,406	517,607	1,732,799
StartEngine Premium	1,591,435	983,500	607,935
StartEngine Secure	657,083	538,388	118,695
StartEngine Private	58,725,538	11,485,563	47,239,975
Venture Club (formerly OWNers Bonus) revenue	2,733,932	2,722,919	11,013
Other service revenue	46,386	114,894	(68,508)

Total revenues	$70,175,075	$21,624,208	$48,550,867

The increase in total revenues during the six months ended June 30, 2025 as compared to the same period in 2024 is primarily due to StartEngine Private. The $58,725,538 represents closings on 40 StartEngine Private offerings as compared to 22 closings in the same period in 2024, and the Company plans to continue focusing on this revenue source in the future, though growth of this revenue stream may be bound by factors such as lack of availability of stock to purchase, limited purchase slots available for each offering and decreased demand for the product. Though this is a significant increase in revenues we note this is a lower margin product, see “Cost of Revenue” below.

The Company experienced varied financial performance across its other product streams in the first half of 2025. While there was a decline in Regulation CF commissions and other related revenues this downturn was offset by continued growth in platform fees associated with Regulation A offerings.

Specifically, for the six months ended June 30, 2025, compared to the same period in 2024, the Company observed the following revenue trends across its other product lines:

In addition, revenue was also impacted by the following:

●	Decrease in Regulation Crowdfunding platform fees of $1,091,042: The decline in Regulation Crowdfunding platform fees was primarily driven by timing of invoicing as raises can span multiple periods. Issuers on our platform raising less in 2025 compared to the same period in 2024 (based on funds received in escrow). As the Company does not recognize revenue until disbursements are completed, at which point funds are released from escrow to the issuers, the decrease in revenue is not directly proportionate to the decrease in funds raised. This is driving the larger than expected decrease in revenue when comparing the decrease in funds raised. Specifically, in 2025, the Company raised $41.2 million for issuers, versus $42.5 million in Q1 2024, but due to the timing of disbursements, the revenue was lower in 2025 than 2024. We expect this revenue to increase for Regulation Crowdfunding raises in 2025 as raises continue to disburse.*
●	Increase in Regulation A commissions of $1,732,799: Due primarily to higher amounts raised in Regulation A offerings for its issuers. Regulation A revenue is more sensitive to revenue variance based on the performance of the top raisers. Specifically, during 2025, the Company raised approximately $24.9 million for 9 issuers compared to 2024 in which the Company raised approximately $6.5 million for 8 issuers.*
●	Increase in revenues of $118,695 from StartEngine Secure: This was due primarily to a shift in pricing for the service provided. In 2024, the Company changed its Secure model from annual invoices at $10 per investor to an annual service commitment with a charge of either $350 or $250 per month depending on the tier. This change was made to increase utilizations by issuers as well as increase collectability of funds as the issuers pay via credit card.

●	Increase in StartEngine Premium revenue of $607,935: The increase is due to several factors, including shift in payment strategy (payments are now collected during the onboarding process rather than upon disbursement; more issuers utilizing the services (this increased in tandem with the increase in Crowdfunding issuers being on boarded; price increases (StartEngine Premium fees were increased from $15,000 to $17,000 beginning in Q1 2025).
●	Decrease in other service revenue of $68,508: due to the reduction in ancillary issuance fees such as material amendment fees relating to issuer contracts by $45,700.

*Offerings can span multiple periods and the amount raised during the period is based on the amounts closed on during that period.

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, certain software subscription fees that are required to provide services to our issuers, and for StartEngine Private acquisition costs related to underlying securities that it has sold to an SE Fund. Specifically, cost of revenues for StartEngine Private were $41,464,354 and $7,653,779 for six months ended June 30, 2025 and 2024, respectively. Our total cost of revenues during the six months ended June 30, 2025 and 2024 was $47,864,119 and $10,941,182, respectively. The increase was primarily due to the addition of cost of revenue related to StartEngine Private based on its increased sales as well as it being a lower margin product.

Operating Expenses

Our total operating expenses during six months ended June 30, 2025 amounted to $17,346,872, which represented a decrease of $319,550, or 2%, from the expenses in the same period in 2024. The decrease in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $817,589 was primarily due to increase in stock based compensation of $296,578. There was an increase in legal fees of $259,600 related to legal advice related to new Company venture legal consulting as well work concerning the broker-dealer. Additionally, there was an increase in software expense of $195,073 as the Company leverages more technology to improve process efficiency and scale the business. Finally, an increase in bad debt expense of $137,469 as the Company removed uncollectible balances from its Accounts Receivable.
●	Decrease in sales and marketing expenses of $580,541 which was primarily driven by a decrease in employee payroll of $168,100 as the Company reduced headcount at the end of 2024. Additionally, advertising expense decreased $511,278 as the company focused it advertising spend more on its Regulation A offering which it treats as a capital expense.
●	Decrease in research and development expenses of $953,767 due to decrease in employee payroll as the Company reduced headcount at the end of 2024.
●	Change in fair value of shares received for fees expense decreased $397,169 for the period based on review of the underlying value of the stock held by the Company.

Other Expense (Income), net

Our other income, net during six months ended June 30, 2025 amounted to $78,778, which represented cashback earned from our credit cards during the period as well as interest earned in the Company’s money-market accounts. During the same period in 2024 our other income, net was $22,584 which was also related to cashback earned. The increase in cashback received is in line with the increase in advertising loans granted which were paid via credit card and generated the majority of the cashback for the Company.

Net Loss (Income)

The Company has a net income of $4,995,352 for the six months ended June 30, 2025, an increase of $12,038,082 compared to the net loss attributable to shareholders of $7,042,730 recognized during the six months ended June 30, 2024.

Adjusted EBITDA

Adjusted EBITDA totaled $11,931,645 for the six months ended June 30, 2025, an increase of $11,896,951 compared to adjusted EBITDA of $79,865 in Adjusted EBITDA during the six months ended June 30, 2024.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) whether the issuer have made an offering in the current year, (ii) if so, the valuation of the stock in the offering, and (iii) if not, the Company will write down the stock value at a flat 33% rate. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, plus adjustments for gross up, less write downs in accordance with ASC 321-10-35-2. During the six months ended June 30, 2025 and 2024, the Company received stock with a cost of $1,188,213 and $1,316,054, respectively, as payment for fees. During the six months ended June 30, 2025 and 2024, write down expense related to shares received amounted to $1,055,631 and $658,462, respectively.

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

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six Months Ended
	June 30,
	2025	2024	$ Change

Net cash provided by (used in) operating activities	$11,048,278	$(2,007,980)	$13,056,258
Net cash provided by (used in) investing activities	$1,472,074	$(26,973)	$1,499,047
Net cash provided by financing activities	$2,952,435	$215,441	$2,736,994

Cash provided by operating activities for the six months ended June 30, 2025 was $11,048,278 as compared to a cash outlay of $2,007,980 for the same period in 2024. For the six month period ended June 30, 2025 , we had net income attributable to stockholders of $4,995,352 compared with a net loss of $7,042,703 during the six month period ended June 30, 2024. In addition to the net income increase, the Company had an increase in Deferred Revenue of $1,484,534 from cash collection relating to Venture Club and Secure purchases. For the deferred revenue, cash has been received by the Company, but a triggering revenue recognition event has not yet occurred.

Cash received by investing activities for the six months ended June 30, 2025 was $1,472,074, as compared to cash used in investing activities of $26,973 in the same period in 2024. This cash inflow in 2025 is related to the net proceeds of selling the Company’s stake in an apartment complex it owned until March 2025 when its membership interests were sold.

Cash provided by financing activities was $2,952,435 and $215,441 for the six months ended June 30, 2025 and 2024, respectively. The biggest driver of change of for financing activities is the proceeds received from the sale of common stock via the StartEngine Regulation A raise hosted on the Company’s platform. While the Company did not have an active raise in 2024, there were investments that cleared and were disbursed on within the period.

Balance Sheet

The following table summarizes our assets and liabilities as of June 30, 2025 as compared as of December 31, 2024:

	June 30,	December 31,
	2025	2024

Assets
Current assets:
Cash	$26,315,084	$10,842,297
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	635,746	2,848,880
Other current assets	1,338,413	1,032,932
Total current assets	28,291,099	14,725,965

Property and equipment, net	126,947	126,698
Investments - warrants	60,103	60,103
Investments - stock	10,460,416	10,327,834
Investments - Private	10,575,204	4,701,010
Investments - Collectibles	2,362,083	2,361,996
Investments - Real Estate	—	1,479,310
Due from related party	196,890	209,360
Intangible assets	16,749,335	18,463,620
Other assets	33,848	33,847
Total assets	$68,855,925	$52,489,743

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$291,685	$542,903
Due to related parties	1,041,236	—
Accrued liabilities	8,333,234	6,725,780
Deferred revenue	3,723,721	2,880,316
Total current liabilities	13,389,876	10,148,999

Total liabilities	$13,389,876	$10,148,999

The Company’s current assets increased by $13,565,134 from December 31, 2024 to June 30, 2025. The increase was primarily driven by an increase in cash in the amount of $15,472,787 driven by the performance of the StartEngine Private product, which has improved the overall performance of the Company, and the Company’s Regulation A raise which ended on June 26, 2025. This was offset by a decrease in customer receivables Accounts Receivable of $2,213,134.

The Company’s long-term assets increased by $2,801,048 from December 31, 2024 to June 30, 2025. This was driven primarily by a $5,874,194 increase in StartEngine Private investments for future offerings. This was offset by a decrease in Real Estate of $1,497,780 due to the sale of the building held by StartEngine as well as amortization of the SeedInvest intangible asset of $1,714,285.

Current liabilities increased by $3,240,877 which is primarily due to an increase in accrued liabilities by $1,607,454 due to performance bonus accruals and investor deposit increases. Additionally, deferred revenue increased 843,405 from purchases of annual services and Accounts Payable increased $790,018.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of June 30, 2025, the Company’s current assets were $28,291,099. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Common Stock in our Regulation A and Regulation CF offerings. The Company hosted a Regulation A raise for itself from November 1, 2024 and ended on June 26, 2025.

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

The following table reconciles net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net Income (Loss)	$3,277,901	$(3,022,144)	$4,995,352	$(7,042,730)
Interest Income	(9,978)	(30)	(10,005)	(68)
Income Taxes	39,170	58,349	47,510	81,918
Depreciation and Amortization	859,324	860,416	1,721,273	1,720,831
Stock Based Compensation	2,526,438	2,653,745	5,177,515	5,319,914
Adjusted EBITDA	$6,692,855	$550,336	$11,931,645	$79,865

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2025.

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

StartEngine was formed in 2014 and is still working on fine tuning its business plan to one that will enable it to generate profits on an annual basis and to maintain profitability. Though our core business model of operating our funding portal and broker-dealer services have been receiving revenues for nearly ten years and five years, respectively, we are still evolving aspects of business model, including modifying our revenue models (e.g., folding our funding portal services into our broker-dealer arm), adding additional products (e.g., StartEngine Secondary, StartEngine Private), and modifying our current offerings in light of regulatory changes and/or interactions with regulators (see, “Part I - Item 1. Business – Regulation). For instance, over the past year, our StartEngine Private has surpassed our previous products in terms of revenue generation. Accordingly, the Company’s operating history may not be indicative of future prospects. Our current and proposed operations are subject to all the business risks associated businesses in industries that are developing and rapidly changing. These include likely fluctuations in operating results as the Company reacts to developments in its market, manages its growth, and develops new services as well as the entry of competitors into the market. These include likely fluctuations in operating results as the Company reacts to developments in its market, manages its growth, and develops new services as well as the entry of competitors into the market. We will only be able to pay dividends on any shares once our directors determine that we are financially able to do so. Since inception, StartEngine has not generated sufficient revenues on an annual basis to cover operational expenses. There is no assurance that we will be consistently profitable in the next three years or generate sufficient annual revenues to pay dividends to the holders of our shares.

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

In addition, management concluded that the Company’s internal control over financial reporting, as defined by Sections 13a-15(f) and 15d-15(f) of the Exchange Act, was not effective as of December 31, 2024, including due to the following identified material weaknesses:

-	The expense related to stock-based compensation using a modified Black-Scholes pricing model had calculation errors and needed to be corrected
-	Stock and warrants held as investments were incorrectly valued due to errors with the calculation input for the revaluation.

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

Voting control is concentrated in the hands of a small number of stockholders. Our CEO and Chairman currently hold approximately 26% of our voting shares in aggregate, including shares of our Common Stock and (on an as-converted basis) shares of our Series Seed Preferred Stock, Series A Preferred Stock and Series Seed Preferred Stock; and two other shareholders, SE Agoura Investment LLC and The Lee Miller Trust UA 09/05/2020, own approximately 16% and 7%, respectively, of our voting shares in aggregate. None of SE Agoura Investments LLC, The Lee Miller Trust UA 09/05/2020 or their beneficial owners serve on our Board or are employees of our Company. The trust, held on behalf of Mr. Marks’ family, which he does not control or beneficially own, owns approximately 2%. Those five shareholders in aggregate control approximately 51% of our voting shares and approximately 52% of our preferred stock. Holders of our Common Stock are generally not be able to influence our policies or any other corporate matter, including the election of directors, changes to our Company’s governance documents, expanding the employee option pool, and any merger, consolidation, sale of all or substantially all of our assets, or other major action requiring stockholder approval. Some of the larger stockholders include, or have the right to designate, executive officers and directors of our Board. These few people and entities make all major decisions regarding the Company.

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

To date, there has not been enough trading of our shares to establish a market price. The market price of our Common Stock may be highly volatile, if and when any trading begins again in the future and there is sufficient volume of trading to establish a market price, is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Offering type	Intermediary	Date commenced	Number of shares issued	Class of securities	Proceeds raised	Use of proceeds	Date closed (if open, N/A)
2025 Regulation A (1)	N/A	November 3, 2024 (2)	9,848,230	Common Stock	$10,767,434	Marketing, operations, product development, cash reserves	N/A

(1)	Does not include 2,462,059 shares of Common Stock sold for a total of $2,691,859 by selling shareholders under the Company’s Regulation A offering.
(2)	The amounts cover the period from November 3, 2024 until June 30, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider trading arrangements and Rule 10b5-1 Trading Plans.

During the six months ended June 30, 2025, none of the Company’s officers or directors have entered into a contract, established a plan, or issued instructions that provides for the purchase or sale of any equity securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Seventh Amended and Restated Certificate of Incorporation	8-K	000-56415	3.1	May 10, 2024
2.2	Second Amended and Restated Bylaws	8-K	000-56415	3.2	May 10, 2024
3.1	Seventh Amended and Restated Certificate of Incorporation	1-A	000-56415	2.1	May 10, 2024
3.2	Second Amended and Restated Bylaws	1-A	000-56415	2.2	May 10, 2024
4.1	Second Amended and Restated Investors’ Rights Agreement	1-A	024-11177	3.1	March 12, 2020
10.1	Amended and Restated 2015 Equity Incentive Plan	1-A	024-11806	6.1	February 13, 2023
10.2+*	Employment Agreement effective as of January 1, 2024 (Howard Marks)	10-K	000-56415	10.2	March 31, 2025
10.3	Asset Purchase Agreement	8-K	000-56415	99.2	November 28, 2022
10.4	2025 Equity Incentive Plan	10-Q	000-56415	10.4	May 15, 2025
31.1	Certification of Howard Marks, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	000-56415	31.1	August 1, 2025	X
31.2	Certification of Hunter Strassman, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	000-56415	31.2	August 1, 2025	X
32.1 #	Certification of Howard Marks, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	000-56415	32.1	August 1, 2025	X
32.2 #	Certification of Hunter Strassman, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	000-56415	32.2	August 1, 2025	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted pursuant to the instructions to Item 601(a) of Regulation S-K.

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

STARTENGINE CROWDFUNDING, INC.
(Registrant)
Date: August 1, 2025
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer

Date: August 1, 2025
	By:	/s/ Hunter Strassman
Hunter Strassman
Chief Financial Officer and Principal Accounting Officer