Form 10-Q/A
period 2025-06-30
STARTENGINE CROWDFUNDING, INC.
filed 2025-08-06
CIK 1661779

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

As of August 5, 2025, there were 738,873,161 shares of Common Stock, par value $0.00001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) of StartEngine Crowdfunding, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the Securities and Exchange Commission on August 1, 2025 (the “Original Form 10-Q”), and is being filed solely (i) to correct the broken hyperlinks for Exhibits 3.1 and 3.2, which were otherwise properly furnished with the Original Form 10-Q and (ii) correct typographical errors on the exhibit table.  The incorrect hyperlinks for Exhibits 3.1 and 3.2 and the other errors were the result of an inadvertent administrative error. The Company has recently adopted an insider trading policy and has included it as Exhibit 19.1.

No other changes have been made to the text of Exhibits 3.1 and 3.2 furnished with the Original Form 10-Q or to any other part of the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Original Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Form 10-Q/A.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation	1-A	000-56415	2.1	May 10, 2024
3.2	Second Amended and Restated Bylaws	1-A	000-56415	2.2	May 10, 2024
4.1	Second Amended and Restated Investors’ Rights Agreement	1-A	024-11177	3.1	March 12, 2020
10.1	Amended and Restated 2015 Equity Incentive Plan	1-A	024-11806	6.1	February 13, 2023
10.2+*	Employment Agreement effective as of January 1, 2024 (Howard Marks)	10-K	000-56415	10.2	March 31, 2025
10.3	Asset Purchase Agreement	8-K	000-56415	99.2	November 28, 2022
10.4	2025 Equity Incentive Plan	10-Q	000-56415	10.4	May 15, 2025
19.1	Insider Trading Policy	10-Q	000-56415	19.1	August 6, 2025	X
31.1	Certification of Howard Marks, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	000-56415	31.1	August 6, 2025	X
31.2	Certification of Hunter Strassman, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	000-56415	31.2	August 6, 2025	X
32.1 #	Certification of Howard Marks, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	000-56415	32.1	August 6, 2025	X
32.2 #	Certification of Hunter Strassman, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	000-56415	32.2	August 6, 2025	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted pursuant to the instructions to Item 601(a) of Regulation S-K.

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

STARTENGINE CROWDFUNDING, INC.
(Registrant)
Date: August 6, 2025
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer

Date: August 6, 2025
	By:	/s/ Hunter Strassman
Hunter Strassman
Chief Financial Officer and Principal Accounting Officer

4