Form 10-Q
period 2025-09-30
STARTENGINE CROWDFUNDING, INC.
filed 2025-10-31
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there were 743,042,911 shares of Common Stock, par value $0.00001 per share, of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024

Assets
Current assets:
Cash	$31,302,604	$10,842,297
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	851,540	2,848,880
Other current assets	1,165,603	1,032,932
Total current assets	33,321,603	14,725,965

Property and equipment, net	126,947	126,698
Investments - warrants	60,103	60,103
Investments - stock	10,112,628	10,327,834
Investments - Private	8,895,962	4,701,010
Investments - Collectibles	2,362,083	2,361,996
Investments - Real Estate	—	1,479,310
Due from related party	209,360	209,360
Intangible assets, net	15,892,192	18,463,620
Other assets	33,847	33,847
Total assets	$71,014,725	$52,489,743

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$329,281	$542,903
Accrued liabilities	6,953,480	6,725,780
Deferred revenue	3,905,067	2,880,316
Total current liabilities	11,187,828	10,148,999

Total liabilities	$11,187,828	$10,148,999

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 207,000,000 shares authorized, 185,440,880 and 185,440,880 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectfully, liquidation preference of $5,310,409 and $5,310,409 at September 30, 2025 and December 31, 2024, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 99,000,000 shares authorized, 9,642,080 and 9,642,080 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively, liquidation preference of $1,414,486 and $1,414,486 at September 30, 2025 and December 31, 2024, respectively.	983,634	983,634
Series Seed Preferred Stock, par value $0.00001, 213,000,000 shares authorized, 204,772,940 and 204,810,720 and shares issued and outstanding at September 30, 2025 and December 31, 2024, respectfully, liquidation preference of $1,707,675 and $1,707,990 at September 30, 2025 and December 31, 2024, respectively.	1,706,441	1,706,756
Common stock, par value $0.00001, 1,580,000,000 shares authorized, 743,042,911 and 702,861,520 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	7,429	7,028
Additional paid-in capital	106,873,654	95,543,998
Noncontrolling interest	(13,251)	(13,251)
Accumulated deficit	(55,017,677)	(61,174,088)
Total stockholders’ equity	59,826,897	42,340,744
Total liabilities and stockholders’ equity	$71,014,725	$52,489,743

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$22,600,802	$9,578,992	$92,775,877	$31,203,200

Cost of revenues	14,247,663	5,411,753	62,111,782	16,352,935

Gross profit	8,353,139	4,167,239	30,664,095	14,850,265

Operating expenses:
General and administrative	3,250,832	3,747,628	9,957,121	9,636,328
Sales and marketing	2,140,630	4,571,491	8,892,754	11,904,156
Research and development	1,074,138	1,909,006	3,906,964	5,695,599
Change in fair value of shares received for fees	737,061	731,611	1,792,692	1,390,073
Total operating expenses	7,202,661	10,959,736	24,549,531	28,626,156

Operating income (loss)	1,150,478	(6,792,497)	6,114,564	(13,775,891)

Other income (expense)
Other income (expense), net	40,431	20,718	119,207	43,301
Total other income (expense), net	40,431	20,718	119,207	43,301

Income (loss) before provision for income taxes	1,190,909	(6,771,779)	6,233,771	(13,732,590)

Taxes - Other	29,850	14,185	77,360	96,104

Net income (loss)	$1,161,059	$(6,785,964)	$6,156,411	$(13,828,694)

Weighted average earnings per share - basic	$0.00	$(0.01)	$0.01	$(0.02)
Weighted average shares outstanding - basic	739,094,644	700,554,432	717,459,180	698,097,492

Weighted average earnings per share - diluted	$0.00	$(0.01)	$0.01	$(0.02)
Weighted average shares outstanding - diluted	1,221,346,254	700,554,432	1,199,710,790	698,097,492

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2023	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	697,085,900	$6,971	$82,005,447	$(13,251)	$(44,637,430)	$45,338,794
Sale of Common Stock	—	—	—	—	—	—	177,980	2	201,124	—	—	201,126
Stock compensation expense	—	—	—	—	—	—	—	—	2,666,169	—	—	2,666,169
Net loss	—	—	—	—	—	—	—	—	—	—	(4,020,586)	(4,020,586)
Balance at March 31, 2024	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	697,263,880	6,973	84,872,740	(13,251)	(48,658,016)	44,185,503
Sale of common stock	—	—	—	—	—	—	—	—	350	—	—	350
Exercise of stock options	—	—	—	—	—	—	648,360	6	13,959	—	—	13,965
Stock compensation expense	—	—	—	—	—	—	—	—	2,653,745	—	—	2,653,745
Net loss	—	—	—	—	—	—	—	—	—	—	(3,022,144)	(3,022,144)
Balance at June 30, 2024	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	697,912,240	6,979	87,540,794	(13,251)	(51,680,160)	43,831,419
Exercise of stock options	—	—	—	—	—	—	2,710,477	27	27,008	—	—	27,035
Stock compensation expense	—	—	—	—	—	—	—	—	2,928,547	—	—	2,928,547
Net loss	—	—	—	—	—	—	—	—	—	—	(6,785,964)	(6,785,964)
Balance at September 30, 2024	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	700,622,717	$7,006	$90,496,349	$(13,251)	$(58,466,124)	$40,001,037

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2024	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	702,861,520	$7,028	$95,543,998	$(13,251)	$(61,174,088)	$42,340,744
Sale of common Stock	—	—	—	—	—	—	1,922,194	19	2,125,007	—	—	2,125,026
Offering Costs	—	—	—	—	—	—	—	—	(1,444,755)	—	—	(1,444,755)
Stock compensation expense	—	—	—	—	—	—	—	—	2,651,080	—	—	2,651,080
Net income	—	—	—	—	—	—	—	—	—	—	1,717,451	1,717,451
Balance at March 31, 2025	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	704,783,714	7,047	98,875,330	(13,251)	(59,456,637)	47,389,546
Sale of common stock	—	—	—	—	—	—	5,741,843	57	6,305,843	—	—	6,305,900
Exercise of stock options	—	—	—	—	—	—	18,242,157	182	105,852	—	—	106,034
Offering Costs	—	—	—	—	—	—	—	—	(4,139,770)	—	—	(4,139,770)
Stock compensation expense	—	—	—	—	—	—	—	—	2,526,438	—	—	2,526,438
Net income	—	—	—	—	—	—	—	—	—	—	3,277,901	3,277,901
Balance at June 30, 2025	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	728,767,714	7,286	103,673,693	(13,251)	(56,178,736)	55,466,049
Sale of common Stock	—	—	—	—	—	—	1,683,467	17	1,895,048	—	—	1,895,065
Conversion of Preferred Stock	—	—	—	—	(37,780)	(315)	37,780	—	315	—	—	—
Exercise of stock options	—	—	—	—	—	—	12,553,950	126	473,927	—	—	474,053
Offering Costs	—	—	—	—	—	—	—	—	(421,747)	—	—	(421,747)
Stock compensation expense	—	—	—	—	—	—	—	—	1,252,418	—	—	1,252,418
Net income	—	—	—	—	—	—	—	—	—	—	1,161,059	1,161,059
Balance at September 30, 2025	185,440,880	$5,286,667	9,642,080	$983,634	204,772,940	$1,706,441	743,042,911	$7,429	$106,873,654	$(13,251)	$(55,017,677)	$59,826,897

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$6,156,411	$(13,828,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,987	9,817
Amortization	2,571,428	2,571,429
Bad debt expense	188,441	218,062
Fair value of investments - other received for fees	(1,577,486)	(1,836,226)
Impairment of investments - other received for fees	1,792,692	1,390,073
Stock-based compensation	6,429,936	8,248,461
Changes in operating assets and liabilities:
Accounts receivable	1,808,899	(952,843)
Other current assets	(132,671)	(257,233)
StartEngine Private stock purchases	(46,855,942)	(11,619,089)
Proceeds from sale of StartEngine Private stock	42,660,903	11,043,872
Due from related parties	—	(170)
Accounts payable	(213,622)	88,630
Accrued liabilities	227,700	791,669
Deferred revenue	1,024,751	(767,468)
Net cash provided by (used in) operating activities	14,088,427	(4,899,710)

Cash flows from investing activities:
Purchase of property and equipment	(7,236)	(15,333)
Proceeds from sale of real estate	1,479,310	225,170
Net cash provided by investing activities	1,472,074	209,837

Cash flows from financing activities:
Proceeds from sale of common stock	10,325,991	201,476
Offering costs	(6,006,272)	—
Proceeds from exercise of employee stock options	580,087	41,000
Net cash provided by financing activities	4,899,806	242,476

Increase (decrease) in cash and restricted cash	20,460,307	(4,447,397)
Cash and restricted cash, beginning of period	10,842,297	12,656,298
Cash and restricted cash, end of period	$31,302,604	$8,208,901

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$77,360	$96,104
Cash paid for interest	$—	$—

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

The Company’s mission is to help entrepreneurs and investors to achieve their dreams. The Company aims to revolutionize the startup financing model by helping both accredited and non-accredited investors invest in private companies on a public platform. StartEngine Crowdfunding Inc. has wholly-owned subsidiaries, StartEngine Capital LLC, StartEngine Secure LLC, StartEngine Private Manager LLC, StartEngine Adviser LLC, StartEngine Assets LLC and StartEngine Primary LLC. StartEngine Capital LLC is a funding portal registered with the US Securities and Exchange Commission (SEC) and a member of the Financial Industry Regulatory Authority (FINRA), StartEngine Secure LLC is a transfer agent registered with the SEC. StartEngine Assets LLC was formed in 2020 to buy, hold and manage assets in various asset classes such as real estate, automobiles, luxury goods and royalty-producing intangible assets. StartEngine Primary LLC was formed in October 2017 and received approval to operate as a registered broker-dealer in July 2019. On April 16, 2020, StartEngine Primary LLC received approval to operate as an alternative trading system. Since 2023, the Company has been providing accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, an exempt reporting adviser. On August 6, 2025, the Company formed StartEngine Canada LLC, to facilitate the expansion of its operations into Canada. The subsidiary is expected to commence business activities in the fourth quarter of 2025.

Management Plans

The Company’s revenue producing activities commenced in 2015 with the approved start of Title IV of the JOBS Act, which created new rules for Regulation A, and increased since then with the start of Regulation Crowdfunding under Title III of the JOBS Act.

The Company has cash and cash equivalents of approximately $31.3 million, which its management believes will cover operating expenses for the foreseeable future. The Company will continue as a going concern, however, at this time as the Company has experienced a large cash inflow, primarily from StartEngine Private revenue, which has created a net income position in 2025. Additionally, the Company implemented a reduction in headcount at the end of 2024, which contributed to lower operating expenses for the current period. The Company expects this trend of reduced expenses to continue in future periods.

On May 6, 2024, StartEngine Crowdfunding Inc. split its designated “Common Stock” and “Preferred Stock” on a 20 for 1 basis. The total number of shares of Common Stock that the Company is authorized to issue was increased to 1,580,000,000 shares after the split. The total number of shares of Preferred Stock that the Company is authorized to issue was increased to 519,000,000 after the split. Accordingly, all share and per share amounts for all periods presented in the condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split.

The Company’s 2025 Equity Incentive Plan became effective on June 4, 2025, authorizing up to 80,000,000 additional shares of Common Stock for issuance.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP. The condensed consolidated financial statements include the accounts of StartEngine Crowdfunding, Inc., its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2025.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of StartEngine Crowdfunding, Inc.’s wholly-owned subsidiaries, StartEngine Capital LLC, StartEngine Secure LLC, StartEngine Primary LLC, StartEngine Assets, LLC StartEngine Adviser LLC and StartEngine Private Manager LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investments – Warrant Assets

In connection with negotiated platform fee agreements, the Company may obtain warrants giving them the right to acquire stock in companies undergoing Regulation A offerings. The Company holds these assets for prospective investment gains. The Company does not use them to hedge any economic risks, nor do they use other derivative instruments to hedge economic risks stemming from these warrants.

The Company accounts for warrants in certain private and public (or publicly traded under the provisions of Regulation A) client companies as derivatives when they contain net settlement terms and other qualifying criteria under ASC 815, Derivatives and Hedging. In general, the warrants entitle us to buy a specific number of shares of stock at a specific price within a specific time period. Certain warrants contain contingent provisions, which adjust the underlying number of shares or purchase price upon the occurrence of certain future events. The warrant agreements typically contain net share settlement provisions, which permit the Company to receive at exercise a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise). These warrants are recorded at fair value and are classified as Investments - warrants on the condensed consolidated balance sheet at the time they are obtained and remeasured each reporting period.

The grant date fair values of warrants received in connection with services performed are deemed to be revenue and recognized upon receipt.

Any changes in fair value from the grant date to fair value of warrants will be recognized as increases or decreases to investments on the condensed consolidated balance sheets and as a component of operating expenses on the condensed consolidated statements of operations.

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

The fair value of the warrants portfolio is a critical accounting estimate and is reviewed each reporting period. The Company values the warrants using a modified Black-Scholes option pricing model, which incorporates the following significant inputs, in addition to certain adjustments for general lack of liquidity:

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. The accounting for investment in the customers stock depends on several factors, including the level of ownership, and power to control. The Company bases the accounting for such securities on: (i) whether the issuer have made an offering in the current year, (ii) if so, the valuation of the stock in the offering, and (iii) if not, the Company will write down the stock value at a flat 33% rate. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in the customers, the Company accounts for this stock received using the cost method, plus adjustments for gross up, less write downs in accordance with ASC 321-10-35-2. During the nine months ended September 30, 2025 and 2024, the Company received stock with a cost of $1,577,486 and $1,836,226, respectively, as payment for fees. During the nine months ended September 30, 2025 and 2024, impairment expense related to shares received amounted to $1,792,692 and $1,390,073 respectively.

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

Industry	September 30, 2025	December 31, 2024
AI Chips	$2,357,913	$560,928
Fintech	-	22,823
Sales Technology	885,733	225,389
Video Games	-	285,844
AI Software	3,449,645	3,379,387
Consumer Goods	474	18,552
Software Development	20,174	20,174
Medical Technology	172,815	187,913
Defense Technology	745,119	—
Aircraft Technology	59,663	—
Robotics	903,576	—
Space Technology	300,850	—
Total	$8,895,962	$4,701,010

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

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

Level 3

Investments - warrants (private portfolio): Fair value measurements of warrants of private portfolio companies are priced based on a modified Black-Scholes option pricing model to estimate the asset value by using stated strike prices, warrant expiration dates modified to account for estimates to actual life relative to stated expiration, risk-free interest rates, and volatility assumptions based on comparable public companies. Option volatility assumptions used in the modified Black-Scholes model are based on public companies who operate in similar industries as companies in the private company portfolio. For these warrants, the fair value of the underlying stock is an unobservable input consistent with Investment - stocks noted above. Certain adjustments may be applied as determined appropriate by management for lack of liquidity.

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

The following fair value hierarchy table presents information about the assets and liabilities that are measured at fair value as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	60,103	60,103
Investment - stock	669,013	—	9,443,615	10,112,628
Non-Fungible Token ("NFT")	718	—	—	718
	$669,731	$1,856	$9,503,718	$10,175,305

The following fair value hierarchy table presents information about the assets and liabilities that are measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	60,103	60,103
Investment - stock	263,096	—	10,064,738	10,327,834
Non-Fungible Token ("NFT")	631	—	—	631
	$263,727	$1,856	$10,124,841	$10,390,424

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the nine months ended September 30, 2025 as it relates to investments:

Investments-
Warrants
Fair value at December 31, 2024	$60,103
Receipt of warrants	—
Change in fair value of warrants	—
Fair value at September 30, 2025	$60,103

Investments-
Stock
Fair value at December 31, 2024	$10,064,738
Receipt of stock	1,577,486
Change in fair value of stock	(2,198,609)
Fair value at September 30, 2025	$9,443,615

The following range of variables were used in valuing Level 3 warrant assets during the nine months ended September 30, 2025:

2025
Expected life (years)	0.17 -3.08
Risk-free interest rate	4.16%
Expected volatility	25.07 - 90.0%
Annual dividend yield	0%
Underlying share values	$0.22 - 4.75
Strike Prices	$0.30 - $100.00

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance for doubtful accounts as of September 30, 2025 and December 31, 2024 was $141,050 and $0, respectively. Bad debt expense for nine months ended September 30, 2025 and 2024 was $188,441 and $218,062, respectively.

As of September 30, 2025 the Company had no accounts receivable over 90 days.

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

The underlying assets are purchased by the subsidiary, StartEngine Assets, LLC, (the “Administrative Manager”) and sold to the Series LLC subsidiary collectible funds for cash or a promissory note. The Series uses the proceeds of the offering to pay off the note. Acquisition expenses are typically paid for in advance by the Administrative Manager and are reimbursed by the Series from the proceeds of the offering in accordance with the offering circular. All such transactions are eliminated in consolidation.

The Company discontinued the offerings of Collectibles in Q3 2023 and is no longer offering purchases in these investments. The Company intends to sell its remaining held assets.

The below is a breakdown of the types of collectibles and their value held as of September 30, 2025 and December 31, 2024:

	Period Ended September 30,	Period Ended December 31,
	2025	2024

Wine	$278,360	$278,360
Trading Cards	466,484	466,484
Artwork	1,322,942	1,322,942
Comic Books	240,451	240,451
NFT	718	631
Watches	53,128	53,128

Total collectibles	$2,362,083	$2,361,996

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

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs of $6,006,272 and $0 charged to stockholders’ equity during the nine months ended September 30, 2025 and 2024, respectively. This offering closed in June 2025, and began a new offering in September 2025 with no disbursements as of September 30, 2025.

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

The Company provides services to investors branded the StartEngine Venture club (formerly OWNers bonus) program. The general public can become members of the StartEngine Venture Club program on StartEngine’s website for $275 per year. The Venture Club entitles members to 10% bonus shares on all investments they make in offerings on StartEngine where the issuer chooses to participate in the program. Issuers using the broker-dealer and funding portal services can choose to participate in the Venture Club program with respect to the offerings they are making under Regulation A or Regulation CF. Those issuers will grant bonus shares in their offerings to members of the StartEngine Venture Club program. The bonus shares are included in the offering statements filed with the SEC, and therefore offered and sold in reliance on Regulation A or Regulation CF, respectively. The Venture Club program provides member priority access to certain collectibles being offered through one of the subsidiary Series LLC offerings, notification of new bonus eligible launches and the ability to move to the front of the line on investment waitlists, and lower trading fees on StartEngine Secondary. The Company recognizes the revenue associated with memberships over 12 months, which is the term of the membership. There are no significant judgments related to this revenue stream. Such revenues are included in Venture Club revenue noted below.

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

Launched in July 2025, the Company introduced StartEngine Gold, a premium subscription service for issuers priced at $10,000 per month. The service provides dedicated crowdfunding marketing support and access to licensed registered representatives who engage with leads and investors within an issuer’s proprietary funnel to help facilitate additional investments in the offering, where appropriate.

The Company also provides other ancillary bundled professional services, which are recognized as such services are rendered.

The Company’s contracts with customers generally have a term of one years or less. The Company had deferred revenue of $3,905,067 and $2,880,316 as of September 30, 2025 and December 31, 2024, respectively, related to performance obligations yet to be fulfilled. The Company had no customer contract assets.

During the three and nine months ended September 30, 2025 and 2024, revenue was made up of the following categories associated with the above-described services:

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2025	2024	2025	2024

Regulation Crowdfunding platform fees	$2,104,571	$1,477,360	$6,274,866	$6,738,697
Regulation A commissions	653,056	802,539	2,903,462	1,320,146
StartEngine Premium	730,500	504,500	2,321,935	1,488,000
StartEngine Secure	308,930	379,320	966,013	917,708
StartEngine Private	17,176,974	5,011,080	75,902,512	16,496,643
Venture Club (formerly OWNers Bonus) revenue	1,440,674	1,328,000	4,174,606	4,050,919
Other service revenue	186,097	76,193	232,483	191,087

Total revenues	$22,600,802	$9,578,992	$92,775,877	$31,203,200

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, and certain software subscription fees that are required to provide services to issuers. Additionally, costs related to StartEngine Private, which includes the cost basis of the stock as well as the acquisition fees related to obtaining the stock included in the offerings.

Research and Development

The Company incurs research and development costs during the process of researching and developing technologies and future offerings. The research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to the website and future product offerings, email and other tools that are utilized for client related services and outreach. During the three and nine months ended September 30, 2025 and 2024, research and development costs were $1,074,138 and $3,906,964, and $1,909,006 and $5,695,599 respectively.

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

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the three and nine months ended September 30, 2024 as the effects would be anti-dilutive. Approximately 482,289,390 shares of dilutive shares were excluded from the three and nine months period ended September 30, 2024 EPS calculation as their impact is antidilutive. See Note 7 for outstanding stock-options as of September 30, 2025. The weighted average shares outstanding – basic and diluted is calculated as follows for the period ended September 30, 2025 and 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Net income attributable to common shareholders	$1,161,059	$6,156,411
Weighted average shares outstanding - basic	739,094,644	717,459,180
Effect of dilutive stock options	82,395,710	82,395,710
Effect of convertible preferred shares	399,855,900	399,855,900
Weighted average shares outstanding - diluted	1,221,346,254	1,199,710,790

Basic earnings per share	0.00	0.01
Diluted earnings per share	0.00	0.01

	September 30,	September 30,
	2024	2024
Net loss attributable to common shareholders	$(6,785,964)	$(13,828,694)
Weighted average shares outstanding - basic	700,554,432	698,097,492
Weighted average shares outstanding - diluted	700,554,432	698,097,492

Basic loss per share	(0.01)	(0.02)
Diluted loss per share	(0.01)	(0.02)

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

Recent Accounting Pronouncements

Beginning in 2024 annual reporting, the Company adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) that was issued by the Financial Accounting Standards Board (FASB). This new standard requires an enhanced disclosure of significant segment expenses on an annual basis.

The Company manages as one reportable operating segment, StartEngine Crowdfunding, Inc. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages the business. The Company’s CODM is the Company’s Chief Executive Officer.

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at an entity level. The CODM assesses performance for the operating segment and decides how to better allocate resources based on revenue that is reported on the Statements of Operations. The Company's objective in making resource allocation decisions is to optimize the financial results. The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies herein.

For single reportable segment-level financial information, total assets, and significant non-cash transactions, see attached financial statements.

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Marketable Securities

Marketable securities consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Common stock	$1,856	$1,856
	$1,856	$1,856

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	September 30, 2025	December 31, 2024
Computer equipment	$190,299	$183,063
Software	3,753	3,753
Total property and equipment	194,052	186,816
Accumulated depreciation	(67,105)	(60,118)
Total property and equipment, net of depreciation	$126,947	$126,698

Depreciation expense for the three and nine months ended September 30, 2025 and 2024 was $3,272 and $6,987 and $3,273 and $9,817, respectively.

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

As of September 30, 2025, the gross carrying amount of the purchase was $24,121,041, accumulated amortization is $7,391,706 and the estimated aggregate amortization for the five succeeding fiscal years and thereafter is as follows:

2025	857,143
2026	3,428,572
2027	3,428,572
2028	3,428,572
2029	3,428,572
Thereafter	1,320,761
Total	15,892,192

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2025, the Company has authorized the issuance of 519,000,000 shares of preferred stock with par value of $0.00001. Of these authorized shares, 207,000,000 are designated as Series A, 99,000,000 are designated as Series T, and 213,000,000 are designated as Series Seed.

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

The following table summarizes the designation, shares authorized, and shares outstanding for the Company’s Preferred Stock:

	Preferred Shares	Preferred Shares	Potentially Issuable
Preferred Stock Series Designation	Authorized	Outstanding	Preferred Shares
Series Seed	213,000,000	204,772,940	8,227,060
Series A	207,000,000	185,440,880	21,559,120
Series T	99,000,000	9,642,080	89,357,920

Common Stock

As of September 30, 2025 the Company had authorized the issuance of 1,580,000,000 shares of common stock with par value of $0.00001.

During the nine months ended September 30, 2025, the Company sold 9,347,504 shares of common stock through its Regulation A offering for gross proceeds of $10,325,991 and incurred offering costs of $6,006,272. This offering closed on June 25, 2025 and began a new offering on September 19, 2025. During the period ended September 30, 2025 no sales of stock were made.

During the nine months period ended September 30, 2024, the Company sold 177,980 shares of common stock through its Regulation A offering for gross proceeds of $201,476 and incurred offering costs of $0.

Stock Options

In 2015, the Board of Directors adopted the StartEngine Crowdfunding, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of equity awards to employees and consultants, including stock options, stock purchase rights and restricted stock units to purchase shares of common stock. Up to 11,590,000 shares of common stock may be issued pursuant to awards granted under the 2015 Plan. The 2015 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.

The Company’s 2025 Equity Incentive Plan became effective on June 4, 2025, authorizing up to 80,000,000 additional shares of Common Stock for issuance.

The Company valued options granted under the 2015 Plan under ASC 718 using the Black-Scholes pricing model. The granted options in 2025 and 2024 have exercise prices of $1.25, generally vest over four years and expire in ten years. The stock options granted during the nine months ended September 30, 2025 and 2024 were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

2025
Expected life (years)	6.5
Risk-free interest rate	0.6 - 4.6%
Expected volatility	37.0 - 52.9%
Annual dividend yield	0%

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

The Company currently recognizes option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeiture rates. A summary of the Company’s stock option activity and related information is as follows:

A summary of option activity under the 2015 Plan for nine months ended September 30, 2025 is as follows:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2024	183,131,478	0.20	-
Granted	12,490,000	1.25	-
Exercised	(30,796,107)	0.01	38,187,173
Forfeited	(5,385,794)	1.06	-
Expired	-	-	-
Outstanding at September 30, 2025	159,439,577	0.33	147,152,241
Exercisable at September 30, 2025	119,756,634	0.38	104,188,272

Stock option expense for the three months ended September 30, 2025 and 2024 was $1,252,418 and $2,928,547 respectively. For the nine months ended September 30, 2025 and 2024 was $6,429,936 and $8,248,461, respectively, and are included within the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$104,159	$337,616	$691,556	$1,003,765
General and administrative	418,594	444,237	1,399,554	1,115,952
Sales and marketing	520,837	1,525,335	3,204,876	4,230,761
Research and development	208,828	621,359	1,133,950	1,897,983
Total	$1,252,418	$2,928,547	$6,429,936	$8,248,461

At September 30, 2025, the total compensation cost related to nonvested awards not yet recognized was approximately $23,659,053 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 1.42 years.

NOTE 8 – INCOME TAX

The Company recorded income tax expense of $29,850 for the three months ended September 30, 2025, compared to $14,185 for the three months ended September 30, 2024. The effective tax rate for the three months ended September, 2025 and 2024 was 2.51% and (0.21)%, respectively.

The Company recorded income tax expense of $77,360 for the nine months ended September 30, 2025, compared to $96,104 for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September, 2025 and 2024 was 1.48% and (0.69)%, respectively.

The Company’s effective tax rate for interim periods is based on the estimated annual effective tax rate, adjusted for discrete items occurring within the quarter. The Company continues to assess its valuation allowance position on deferred tax assets and determined that no material changes were necessary as of September 30, 2025.

As of September 30, 2025 and 2024, the Company has no gross unrecognized tax benefits that would affect the effective tax rate. The Company does not anticipate significant changes in unrecognized tax benefits within the next 12 months. The Company remains subject to examination in various jurisdictions. As of September 30, 2025, open tax years include federal 2021–2024 and California 2020–2024.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after September 30, 2025.

On October 15, 2025, the board of directors unanimously approved the issuance of 360,000 options to employees.

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

Through StartEngine Primary, we can also charge commissions on Regulation D offerings hosted on our platform. During the periods covered in these financial statements we did not receive any Regulation D commissions. In Regulation Crowdfunding offerings, our broker-dealer subsidiary is permitted to charge commissions to the companies that raise funds on our platform. We typically charge 6% to 10% for Regulation Crowdfunding offerings on our platform.

We also generate revenue from services, which include a consulting package for Regulation Crowdfunding issuers called StartEngine Premium priced at $20,000 to help companies who raise capital with Regulation Crowdfunding, as well as transfer agent services marketed as StartEngine Secure. In Q2 2024, the Company shifted the Secure billing from annual invoices at $10 per user to tiered service annual contract for $250 or $350 per month. We additionally charge a $1,000 fee for certain amendments we file on behalf of companies raising capital under Regulation Crowdfunding as well as fees to run the required bad actor checks for companies utilizing our services.

The Company also receives revenues from other programs such as the StartEngine Venture club (formerly OWNers bonus) program and StartEngine Secondary. The annual memberships for the StartEngine Venture Club bonus program are $275 per year.

The Company also provides a service named StartEngine Gold, which launched in July 2025. This service service provides dedicated crowdfunding marketing support and access to licensed registered representatives who engage with leads and investors within an issuer’s proprietary funnel to help facilitate additional investments in the offering, where appropriate at a cost of $10,000 per month.

StartEngine Secondary launched on May 18, 2020 and generates revenues by charging trade commissions to the sellers of the shares. Through December 31, 2024, the Company itself as well as twenty-four additional companies have been quoted on this platform. Currently, for StartEngine Secondary, we generate revenues by charging trade commissions to the sellers of the shares and we intend to generate revenues by charging a 5% commission to the seller.

In Q3 2023 the Company began providing accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, an exempt reporting adviser. In July 2025

Trend Information

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

On August 6, 2023, the Company launched “StartEngine Private”, a venture to provide accredited investors the opportunity to purchase membership interests in series which own shares of VC backed, and generally late-stage private companies (the “underlying securities”). The Company treats the amount it receives for selling underlying securities as revenues, and the acquisition cost related to such underlying securities as cost of revenues. To date, StartEngine Private has become our largest source of revenue. While StartEngine Private offerings have been successful in the first nine months of 2025 and the Company expects that it will continue as its largest revenue source in foreseeable future, the Company has experienced an expected slowdown in revenue from this line of business due to limited availability of stock for purchase of in demand companies, and limited purchase slots available for each offering. In both Q1 2025 and Q2 2025, the underlying securities for the offering were of the world’s largest private.  Comparatively, during Q3 2025, many of the companies on the Platform were smaller and lesser known. The Company anticipates that the short term revenue will continue closer to the level in Q3 2025, while actively pursuing opportunities for growth in future periods. The Company continues to invest in this line of business and anticipate that expenses related to the purchases and sales of StartEngine Private securities will change in tandem with the revenue generated. As of June 30, 2025, Company hired 4 sales associates dedicated to selling investments in StartEngine Private offerings.  During Q3 2025, the Company hired 2 additional sales associates.  The Company intends to continue evaluating staffing needs as StartEngine Private expands the number of its offerings.

As a Company, we are always reevaluating processes and procedures as it pertains to the success of the business. As such, the Company remains agile on changes in the market as well as the demand for services provided by the Crowdfunding industry. At the end of 2024, the Company determined that a reduction in workforce was necessary as the staffing required to support current issuer activity on the platform. This adjustment reflects the Company’s strategic focus on higher-growth business lines that require fewer personnel.

In 2024, the Company began hosting its new Regulation Crowdfunding issuances with the broker-dealer entity for regulatory and compliance reasons. As the legacy Regulation Crowdfunding raises complete their issuance, the remaining revenue from them will be booked to the current StartEngine Capital entity, which is not a broker-dealer. As of September 30, 2025, all of our current crowdfunding raises are conducted through our broker-dealer.

Operating Results

Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024

The following table summarizes the results of our operations for the three months ended September 30, 2025 (“Q3 2025”) as compared to the three months ended September 30, 2024 (“Q3 2024”) and includes Adjusted EBITDA. For discussion of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Non-U.S. GAAP Financial Measures” below.

	Three Months Ended September 30,
	2025	2024	$ Change

Revenues	$22,600,802	$9,578,992	$13,021,810

Cost of revenues	14,247,663	5,411,753	8,835,910

Gross profit	8,353,139	4,167,239	4,185,900

Operating expenses:
General and administrative	3,250,832	3,747,628	(496,796)
Sales and marketing	2,140,630	4,571,491	(2,430,861)
Research and development	1,074,138	1,909,006	(834,868)
Change in fair value of shares received for fees	737,061	731,611	5,450
Total operating expenses	7,202,661	10,959,736	(3,757,075)

Operating income (loss)	1,150,478	(6,792,497)	7,942,975

Other income (expense)
Other income (expense), net	40,431	20,718	19,713
Total other income (expense), net	40,431	20,718	19,713

Income (loss) before provision for income taxes	1,190,909	(6,771,779)	7,962,688

Taxes - Other	29,850	14,185	15,665

Net income (loss)	1,161,059	(6,785,964)	7,947,023
Less: net loss attributable to noncontrolling interest	—	—	—
Net Income (loss) attributable to stockholders	$1,161,059	$(6,785,964)	$7,947,023

Adjusted EBITDA	4,430,950	(2,982,856)	$7,413,806

Our revenues during the three months ended September 30, 2025 were $22,600,802 which represented an increase of $13,021,810 or 136%, from revenues in the same period in 2024. The following are the major components of our revenues during the three months ended September 30, 2025 and 2024:

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2025	2024	$ Change
Regulation Crowdfunding platform fees	$2,104,571	$1,477,360	$627,211
Regulation A commissions	653,056	802,539	(149,483)
StartEngine Premium	730,500	504,500	226,000
StartEngine Secure	308,930	379,320	(70,390)
StartEngine Private	17,176,974	5,011,080	12,165,894
Venture Club (formerly OWNers Bonus) revenue	1,440,674	1,328,000	112,674
Other service revenue	186,097	76,193	109,904

Total revenues	$22,600,802	$9,578,992	$13,021,810

The increase in total revenues in three months ended September 30, 2025 as compared to the same period in 2024 is primarily due to StartEngine Private. The $17,176,974 represents closings on 33 StartEngine Private offerings as compared to 22 closings in the same period in 2024, and the Company plans to continue focusing on this revenue source in the future, though growth of this revenue stream may be bound by factors such as limited availability of stock for purchase of in demand companies, and limited purchase slots available for each offering. The Company anticipates that revenue will remain closer to Q3 2025 totals rather than Q1 and Q2 2025 totals due to the decrease in demand for certain offerings as well as reduced inventory for offerings. Though this is a significant increase in revenues we note this is a lower margin product, see “Cost of Revenue” below.

Specifically, for the three months ended September 30, 2025, compared to the same period in 2024, the Company observed the following revenue trends across its other product lines:

In addition, revenue was also impacted by the following:

●	Increase in Regulation Crowdfunding platform fees of $627,211: The increase in Regulation Crowdfunding platform fees was primarily driven by higher raise totals for issuers within the period. Issuers on our platform raised more in Q3 2025 compared to the same period in 2024 (based on funds received in escrow), the Company does not recognize revenue until disbursements are completed, at which point funds are released from escrow to the issuers. The Regulation Crowdfunding revenue is less sensitive to individual issuer success than the Regulation A revenue; however there is still fluctuation based on the success of a small number of issuances that perform above expectation. Specifically, in Q3 2025, the Company had 7 issuers clear $1 million in funds raised compared to zero issuers in Q3 2024.*
●	Decrease in Regulation A commissions of $149,483: The decrease is due primarily to lower amounts raised in Regulation A offerings for its issuers. Regulation A revenue is more sensitive to revenue variance based on the performance of the top raisers. Specifically, during the three months ended September 30, 2025, the Company raised approximately $5.7 million for 7 issuers compared to the three months ended September 30, 2024 in which the Company raised approximately $10.3 million for 6 issuers. While we expect the Regulation A issuances currently in progress to continue, the government shut down has prevented any new reviews from beginning which may affect timing of new issuances and subsequent disbursement of funds with recognition of revenue.*
●	Increase in StartEngine Premium revenue of $226,000: The increase is due to several factors, including shift in payment strategy (payments are now collected during the onboarding process rather than upon disbursement); more issuers utilizing the services (this increased in tandem with the increase in Crowdfunding issuers being on boarded); price increases (StartEngine Premium fees were increased from $15,000 to $20,000 beginning in Q1 2025 with $5,000 recognized as revenue immediately and $15,000 deferred until the end of the raise. If the issuer raises $1 million the $15,000 is returned to the issuer, otherwise it is recognized as revenue by the Company).

●	Increase in Venture Club revenue of $112,674: This increase is primarily due to increased sales of Venture Club during 2025 as the Company adds greater focus towards growing this revenue source. Venture Club memberships are annual packages, which are recognized over 12 months, see Note 2 – “Revenue Recognition” to the accompanying financial statements.
●	Increase in Other service revenue of $109,904: The increase is due to the addition of the StartEngine Gold service line which began in Q3 2025 and posted $140,000 of revenue within the period.

*Offerings can span multiple periods and the amount raised during the period is based on the amounts closed on during that period.

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, certain software subscription fees that are required to provide services to our issuers, and for StartEngine Private acquisition costs related to underlying securities that it has sold to an SE Fund. Specifically, cost of revenues for StartEngine Private were $11,685,617 and $3,165,399 for three months ended September 30, 2025 and 2024, respectively. Our total cost of revenues during the three months ended September 30, 2025 and 2024 was $14,247,663 and $5,411,753, respectively. The increase was primarily due to the addition of cost of revenue related to StartEngine Private based on its increased sales as well as it being a lower margin product.

Operating Expenses

Our total operating expenses during the three months ended September 30, 2025 amounted to $7,202,661, which represented a decrease of $3,757,075, or 34%, from the expenses in the same period in 2024. The increase in operating expenses is primarily due to the following:

●	Decrease in general and administrative expenses of $496,796 was primarily due to a decrease in bad debt expense by $167,089 due to fewer write offs in the period, decrease in legal fees by $150,748 as the Company needed fewer legal services, and decrease in accounting and finance expense by $122,462 as the Company had fewer audit and assurance related engagements in the period.
●	Decrease in sales and marketing expenses of $2,430,861 primarily due to decrease in payroll expense of $1,331,896 due to lower headcount within the department which led to lower stock based compensation and accrual for 2025 performance bonuses. Additionally, the Company reduced advertising expense by $260,558 and market research by $175,000 as the Company focused on reducing expense in 2025.
●	Decrease of research and development expenses of $834,868 due to decrease in employee payroll as the Company reduced headcount at the end of 2024.

Other Expense (Income), net

Our other income, net during the three months ended September 30, 2025 amounted to $40,431, which represented cashback earned from our credit cards during the period as well as interest earned in the Company’s money-market accounts. During the same period in 2024 our other income, net was $20,718.

Net Loss (Income)

The Company has a net income of $1,161,059 for the three months ended September 30, 2025, an increase of $7,947,023 compared to the net loss of $6,785,964 recognized during the three months ended September 30, 2024.

Adjusted EBITDA

Adjusted EBITDA totaled $4,430,950 for the three months ended September 30, 2025, an increase of $7,413,806 compared to adjusted EBITDA loss of $2,982,856 in Adjusted EBITDA during the three months ended September 30, 2024.

Nine months Ended September 30, 2025 Compared with the nine months Ended September 30, 2024

The following table summarizes the results of our operations for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. For discussion of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Non-U.S. GAAP Financial Measures” below.

	Nine Months Ended September 30,
	2025	2024	$ Change

Revenues	$92,775,877	$31,203,200	$61,572,677

Cost of revenues	62,111,782	16,352,935	45,758,847

Gross profit	30,664,095	14,850,265	15,813,830

Operating expenses:
General and administrative	9,957,121	9,636,328	320,793
Sales and marketing	8,892,754	11,904,156	(3,011,402)
Research and development	3,906,964	5,695,599	(1,788,635)
Change in fair value of shares received for fees	1,792,692	1,390,073	402,619
Total operating expenses	24,549,531	28,626,156	(4,076,625)

Operating income (loss)	6,114,564	(13,775,891)	19,890,455

Other income (expense)
Other income (expense), net	119,207	43,301	75,906
Total other income (expense), net	119,207	43,301	75,906

Income (loss) before provision for income taxes	6,233,771	(13,732,590)	19,966,361

Taxes - Other	77,360	96,104	(18,744)

Net income (loss)	6,156,411	(13,828,694)	19,985,105

Adjusted EBITDA	$16,362,597	$(2,902,990)	$19,265,587

Revenues

Our revenues during the nine months ended were $92,775,877 which represented an increase of $61,572,677 or 197%, from revenues in the same period in 2024. The following are the major components of our revenues during nine months ended September 30, 2025 and 2024:

	Nine Months Ended	Nine Months Ended
	Ended September 30,	Ended September 30,
	2025	2024	$ Change

Regulation Crowdfunding platform fees	$6,274,866	$6,738,697	$(463,831)
Regulation A commissions	2,903,462	1,320,146	1,583,316
StartEngine Premium	2,321,935	1,488,000	833,935
StartEngine Secure	966,013	917,708	48,305
StartEngine Private	75,902,512	16,496,643	59,405,869
Venture Club (formerly OWNers Bonus) revenue	4,174,606	4,050,919	123,687
Other service revenue	232,483	191,087	41,396

Total revenues	$92,775,877	$31,203,200	$61,572,677

The increase in total revenues during the nine months ended September 30, 2025 as compared to the same period in 2024 is primarily due to StartEngine Private. The $75,902,512 represents closings on 55 StartEngine Private offerings as compared to 24 closings in the same period in 2024, and the Company plans to continue focusing on this revenue source in the future, though growth of this revenue stream may be bound by factors such as  limited availability of stock for purchase of in demand companies, and limited purchase slots available for each offering. The Company anticipates that revenue will remain closer to Q3 2025 totals rather than Q1 and Q2 2025 totals due to the decrease in demand for certain offerings as well as reduced inventory for offerings. Though this is a significant increase in revenues we note this is a lower margin product, see “Cost of Revenue” below.

The Company experienced varied financial performance across its other product streams in the first three quarters of 2025. While there was a decline in Regulation CF commissions and other related revenues this downturn was offset by continued growth in platform fees associated with Regulation A offerings.

Specifically, for the nine months ended September 30, 2025, compared to the same period in 2024, the Company observed the following revenue trends across its other product lines:

In addition, revenue was also impacted by the following:

●	Decrease in Regulation Crowdfunding platform fees of $463,831: The decline in Regulation Crowdfunding platform fees was primarily driven by timing of invoicing as raises can span multiple periods. As of September 30, 2025, there were more funds in escrow held on behalf of the issuers compared to September 30, 2024.*
●	Increase in Regulation A commissions of $1,583,316: Due primarily to higher amounts raised in Regulation A offerings for its issuers. Regulation A revenue is more sensitive to revenue variance based on the performance of the top raisers. Specifically, during 2025, the Company raised approximately $30.0 million for 9 issuers compared to 2024 in which the Company raised approximately $16.9 million for 8 issuers.*
●	Increase in Regulation A commissions of $1,583,316: Due primarily to higher amounts raised in Regulation A offerings for its issuers. Regulation A revenue is more sensitive to revenue variance based on the performance of the top raisers. Specifically, during 2025, the Company raised approximately $30.0 million for 9 issuers compared to 2024 in which the Company raised approximately $16.9 million for 8 issuers.*
●	Increase in revenues of $48,305 from StartEngine Secure: This was due primarily to a shift in pricing for the service provided. In 2024, the Company changed its Secure model from annual invoices at $10 per investor to an annual service commitment with a charge of either $350 or $250 per month depending on the tier. This change was made to increase utilizations by issuers as well as increase collectability of funds as the issuers pay via credit card.

●	Increase in StartEngine Premium revenue of $833,935: The increase is due to several factors, including shift in payment strategy (payments are now collected during the onboarding process rather than upon disbursement); more issuers utilizing the services (this increased in tandem with the increase in Crowdfunding issuers being on boarded); price increases (StartEngine Premium fees were increased from $15,000 to $20,000 beginning in Q1 2025 with $5,000 recognized as revenue immediately and $15,000 deferred until the end of the raise. If the issuer raises $1 million the $15,000 is returned to the issuer, otherwise it is recognized as revenue by the Company).
●	Increase in other service revenue of $41,396: The increase is due to the addition of the StartEngine Gold service line which began in Q3 2025 and posted $140,000 of revenue within the period. This increase was offset by a decrease in other service revenue which includes ancillary services such as material amendments by $99,689.

*Offerings can span multiple periods and the amount raised during the period is based on the amounts closed on during that period.

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, certain software subscription fees that are required to provide services to our issuers, and for StartEngine Private acquisition costs related to underlying securities that it has sold to an SE Fund. Specifically, cost of revenues for StartEngine Private were $52,498,604 and $10,639,064 for nine months ended September 30, 2025 and 2024, respectively. Our total cost of revenues during the nine months ended September 30, 2025 and 2024 was $62,111,782 and $16,352,935, respectively. The increase was primarily due to the addition of cost of revenue related to StartEngine Private based on its increased sales as well as it being a lower margin product.

Operating Expenses

Our total operating expenses during nine months ended September 30, 2025 amounted to $24,549,531, which represented a decrease of $4,076,625, or 14%, from the expenses in the same period in 2024. The decrease in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $320,793 was primarily due to increase in stock based compensation of $344,478. There was an increase in legal fees of $108,852 related to legal advice related to new Company strategic ventures consulting as well as work concerning the broker-dealer. These increases were offset by a decrease in accounting and finance expenses by $128,071 as the Company had fewer related audit and assurance expenses in 2025 compared to 2024.
●	Decrease in sales and marketing expenses of $3,011,402 which was primarily driven by a decrease in employee payroll of $1,275,073 as the Company reduced headcount at the end of 2024. Additionally, advertising expense decreased $771,836 as the company focused its advertising spend more on its Regulation A offering.
●	Decrease in research and development expenses of $1,788,635 due to decrease in employee payroll as the Company reduced headcount at the end of 2024.
●	Change in fair value of shares received for fees expense increased $402,619 for the period based on review of the underlying value of the stock held by the Company.

Other Expense (Income), net

Our other income, net during nine months ended September 30, 2025 amounted to $119,207, which represented cashback earned from our credit cards during the period as well as interest earned in the Company’s money-market accounts. During the same period in 2024 our other income, net was $43,301 which was also related to cashback earned. The increase in cashback received is in line with the increase in advertising loans granted which were paid via credit card and generated the majority of the cashback for the Company.

Net Loss (Income)

The Company has a net income of $6,156,411 for the nine months ended September 30, 2025, an increase of $19,985,105 compared to the net loss attributable to shareholders of $13,828,694 recognized during the nine months ended September 30, 2024.

Adjusted EBITDA

Adjusted EBITDA totaled $16,362,597 for the nine months ended September 30, 2025, an increase of $19,265,587 compared to adjusted EBITDA loss of $2,902,990 in Adjusted EBITDA during the nine months ended September 30, 2024.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) whether the issuer have made an offering in the current year, (ii) if so, the valuation of the stock in the offering, and (iii) if not, the Company will write down the stock value at a flat 33% rate. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, plus adjustments for gross up, less write downs in accordance with ASC 321-10-35-2. During the nine months ended September 30, 2025 and 2024, the Company received stock with a cost of $1,577,486 and $1,836,226, respectively, as payment for fees. During the nine months ended September 30, 2025 and 2024, write down expense related to shares received amounted to $1,792,692 and $1,390,073, respectively.

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

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2025	2024	$ Change

Net cash provided by (used in) operating activities	$14,088,427	$(4,899,710)	$18,988,137
Net cash provided by investing activities	$1,472,074	$209,837	$1,262,237
Net cash provided by financing activities	$4,899,806	$242,476	$4,657,330

Cash provided by operating activities for the nine months ended September 30, 2025 was $14,088,427 as compared to a cash outlay of $4,899,710 for the same period in 2024. For the nine month period ended September 30, 2025, we had net income attributable to stockholders of $6,156,411 compared with a net loss of $13,828,694 during the nine month period ended September 30, 2024. In addition to the net income increase, the Company had an increase in Deferred Revenue of $1,792,219 from cash collection relating to Venture Club and Secure purchases, which the Company anticipates this level of Deferred Revenue will continue in future periods. For the deferred revenue, cash has been received by the Company, but a triggering revenue recognition event has not yet occurred. Accounts Receivable cash provided increased $2,761,742 due to the payment of invoices related to equity receivable that were open at December 31, 2024 and were paid on January 1, 2025. Finally, stock-based compensation decreased by $1,818,525 as the Company reduced outstanding options due to the employee terminations at the end of 2024.

Cash received by investing activities for the nine months ended September 30, 2025 was $1,472,074 and $209,837 in the same period in 2024. This cash inflow in 2025 is related to the net proceeds of selling the Company’s stake in an apartment complex it owned until March 2025 when its membership interests were sold.

Cash provided by financing activities was $4,899,806 and $242,476 for the nine months ended September 30, 2025 and 2024, respectively. The biggest driver of change of for financing activities is the proceeds received from the sale of common stock via the StartEngine Regulation A raise hosted on the Company’s platform. While the Company did not have an active raise in 2024, there were investments that cleared and were disbursed on within the period.

Balance Sheet

The following table summarizes our assets and liabilities as of September 30, 2025 as compared as of December 31, 2024:

	September 30,	December 31,
	2025	2024

Assets
Current assets:
Cash	$31,302,604	$10,842,297
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	851,540	2,848,880
Other current assets	1,165,603	1,032,932
Total current assets	33,321,603	14,725,965

Property and equipment, net	126,947	126,698
Investments - warrants	60,103	60,103
Investments - stock	10,112,628	10,327,834
Investments - Private	8,895,962	4,701,010
Investments - Collectibles	2,362,083	2,361,996
Investments - Real Estate	—	1,479,310
Due from related party	209,360	209,360
Intangible assets	15,892,192	18,463,620
Other assets	33,847	33,847
Total assets	$71,014,725	$52,489,743

Liabilities
Current liabilities:
Accounts payable	$329,281	$542,903
Accrued liabilities	6,953,480	6,725,780
Deferred revenue	3,905,067	2,880,316
Total current liabilities	11,187,828	10,148,999

Total liabilities	$11,187,828	$10,148,999

The Company’s current assets increased by $18,595,638 from December 31, 2024 to September 30, 2025. The increase was primarily driven by an increase in cash in the amount of $20,460,307 driven by the performance of the StartEngine Private product, which has improved the overall performance of the Company, and the Company’s Regulation A prior raise which terminated in Q3 2025. The Company has yet to close on funds from its current Regulation A raise which began on September 19, 2025. This was offset by a decrease in customer receivables Accounts Receivable of $1,997,340 related to the payment of equity receivables open at December 31, 2024 and paid January 1, 2025.

The Company’s long-term assets increased by $70,656 from December 31, 2024 to September 30, 2025. This was driven primarily by a $4,194,952 increase in StartEngine Private investments for future offerings. This was offset by a decrease in Real Estate of $1,479,310 due to the sale of the building held by StartEngine as well as amortization of the SeedInvest intangible asset of $2,571,428.

Current liabilities increased by $1,038,829 which is primarily due to an increase in deferred revenue by $1,024,751 from purchases of annual services.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of September 30, 2025, the Company’s current assets were $33,321,603. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Common Stock in our Regulation A and

Regulation CF offerings. The Company is currently hosting a Regulation A raise for itself that began on September 15, 2025. The Company’s prior raise ran from November 1, 2024 through June 26, 2025.

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

The following table reconciles net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net Income (Loss)	$1,161,059	$(6,785,964)	$6,156,411	$(13,828,694)
Interest Income	(32)	(39)	(10,037)	(107)
Income Taxes	29,850	14,185	77,360	96,104
Depreciation and Amortization	857,143	860,415	2,578,415	2,581,246
Stock Based Compensation	2,382,930	2,928,547	7,560,448	8,248,461
Adjusted EBITDA	$4,430,950	$(2,982,856)	$16,362,597	$(2,902,990)

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2025.

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

The regulatory framework for online securities transactions, including capital formation or crowdfunding, is relatively new. There are constant discussions among legislators and regulators with respect to changing the regulatory environment. New laws and regulations could be adopted in the United States and abroad. Further, existing laws and regulations may be interpreted in ways that would impact our operations, including how we communicate and work with investors and the companies that use our platform’s services and the types of securities that our clients can offer and sell on our platform. For instance, in prior years, there have been several attempts to modify the current regulatory regime. Some of those suggested reforms could make it easier for anyone to sell securities (without using our services). Any such changes would have a negative impact on our business.

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

In addition, management concluded that the Company’s internal control over financial reporting, as defined by Sections 13a-15(f) and 15d-15(f) of the Exchange Act, was not effective as of December 31, 2024, including due to the following identified material weaknesses:

-	The expense related to stock-based compensation using a modified Black-Scholes pricing model had calculation errors and needed to be corrected.
-	Stock and warrants held as investments were incorrectly valued due to errors with the calculation input for the revaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Offering type	Intermediary	Date commenced	Number of shares issued	Class of securities	Proceeds raised	Use of proceeds	Date closed (if open, N/A)
2024-2025 Regulation A (1)	N/A	November 3, 2024 (2)	11,531,697	Common Stock	$12,601,698	Marketing, operations, product development, cash reserves	June 25, 2025

(1)	Does not include 2,462,059 shares of Common Stock sold for a total of $2,691,859 by selling shareholders under the Company’s Regulation A offering.
(2)	The amounts cover the period from November 3, 2024 until the date closed.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider trading arrangements and Rule 10b5-1 Trading Plans.

During the nine months ended September 30, 2025, none of the Company’s officers or directors have entered into a contract, established a plan, or issued instructions that provides for the purchase or sale of any equity securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation	8-K	000-56415	3.1	May 10, 2024
3.2	Second Amended and Restated Bylaws	8-K	000-56415	3.2	May 10, 2024
4.1	Second Amended and Restated Investors’ Rights Agreement	1-A	024-11177	3.1	March 12, 2020
10.1	Amended and Restated 2015 Equity Incentive Plan	1-A	024-11806	6.1	February 13, 2023
10.2+*	Employment Agreement effective as of January 1, 2024 (Howard Marks)	10-K	000-56415	10.2	March 31, 2025
10.3	Asset Purchase Agreement	8-K	000-56415	99.2	November 28, 2022
10.4	2025 Equity Incentive Plan	10-Q	000-56415	10.4	May 15, 2025
19.1	Insider Trading Policy	10-Q	000-56415	19.1	August 5, 2025
31.1	Certification of Howard Marks, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	000-56415	31.1		X
31.2	Certification of Hunter Strassman, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	000-56415	31.2		X
32.1 #	Certification of Howard Marks, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	000-56415	32.1		X
32.2 #	Certification of Hunter Strassman, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	000-56415	32.2		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted pursuant to the instructions to Item 601(a) of Regulation S-K.

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

STARTENGINE CROWDFUNDING, INC.
(Registrant)
Date: October 31, 2025
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer

Date: October 31, 2025
	By:	/s/ Hunter Strassman
Hunter Strassman
Chief Financial Officer and Principal Accounting Officer