Form 10-K
period 2025-12-31
STARTENGINE CROWDFUNDING, INC.
filed 2026-03-31
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was $877,717,565 based upon the per share price in our current offering under Regulation A.

As of March 31, 2026, the registrant had 758,251,544 shares of Common Stock, 9,642,080 shares of Series T Preferred Stock, 204,772,940 shares of Series Seed Preferred Stock and 185,440,880 shares of Series A Preferred Stock

DOCUMENTS INCORPORATED BY REFERENCE

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

StartEngine aims to revolutionize the startup financing model by helping both accredited and non-accredited investors invest in private companies on a public platform as well as fine items. In 2015, StartEngine Crowdfunding began operating under Title IV of the JOBS Act, allowing private companies to advertise the sale of their stock to both accredited and non-accredited investors under Regulation A, and under Title II of the JOBS Act, which permits offerings to accredited investors to be advertised under Rule 506(c) of Regulation D. StartEngine continues to expand the breadth of its offerings in order to better serve its mission. Operations expanded in 2016, as Regulation Crowdfunding, adopted in response to Title III of the JOBS Act, went into effect and we offered services to companies raising money under Regulation Crowdfunding. Beginning in December 2017, StartEngine began offering transfer agent services through one of its subsidiaries. In June 2019, StartEngine Primary LLC was approved for membership as a broker-dealer with FINRA and offers broker-dealer services to companies selling securities in Regulation A and Regulation D offerings and operates our alternative trading system.

StartEngine’s most recent addition to its family of services is Vinovest, Inc. which it acquired in March 2026. Vinovest is a platform for fine wine and whiskey investment.

StartEngine offers its services via  its website and  through its iOS application which launched in 2021.

StartEngine Crowdfunding performs much of its work through its subsidiaries, including the following nine wholly owned direct operating subsidiaries:

●	StartEngine Primary LLC (“StartEngine Primary”), a company formed on October 12, 2017, a registered broker-dealer, which was approved to act as alternative trading system on April 16, 2020.
●	StartEngine Private Manager LLC (“StartEngine Private Manager”), a company formed on August 3, 2023 for the purpose of managing all StartEngine Private offerings. StartEngine Private provides accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies.
●	StartEngine Secure LLC (“StartEngine Secure”), a transfer agent registered with the SEC that was formed on December 12, 2017.
●	StartEngine Assets LLC (“StartEngine Assets”), a company formed on May 18, 2020, for the purpose of securitizing assets.
●	StartEngine Adviser LLC (“StartEngine Adviser”), a company formed on August 3, 2023 for the purpose of being the organizer and Exempt Reporting Adviser to all StartEngine Private offerings.
●	StartEngine Capital LLC (“StartEngine Capital”), a funding portal registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”), operates under Title III of the JOBS Act, which introduced Regulation Crowdfunding.
●	StartEngine Incorporated (“StartEngine Inc.”), a Canadian entity, formed on September 15, 2025, for the purpose of expanding business in to Canadian offerings
●	S.A. StartEngine (“S.A. StartEngine”), a European entity, formed for the purpose of expanding business in to European offerings.
●	Vinovest, Inc. (“Vinovest”), a platform for fine wines and whiskeys.

On March 14, 2026, StartEngine completed the purchase of Vinovest, Inc. at a cost of $14 million paid via a stock issuance of  8,750,000 shares at $1.60 per share. For additional information, see Note 10 to the audited financials.

Principal Products and Services

Offerings: Depending on the type of offering being made, we currently operate as a technology platform connecting issuers and investors, as a broker-dealer and as a Regulation Crowdfunding funding portal. We facilitate the following types of offerings that are exempt from registration under the Securities Act:

●	Regulation A Offerings: Through StartEngine Primary, our broker-dealer, we host Regulation A offerings on our platform. These companies are seeking to raise anywhere from $100,000 to $75 million and we provide an array of services, including acting as a broker-dealer, assisting with due diligence, custodial accounts and coordinating vendors.
●	Regulation Crowdfunding Offerings: Through StartEngine Primary, our broker-dealer, we host Regulation Crowdfunding offerings. In 2024, the Company decided to host future issuances of Regulation Crowdfunding raises within the broker-dealer entity for regulatory and compliance reasons. We believe this will positively affect the future issuances of Regulation Crowdfunding raises with no additional cost incurred. Any raises initiated prior to this decision, our currently hosted by StartEngine Capital, our funding portal registered with the SEC and FINRA. Companies utilizing Regulation Crowdfunding are seeking to raise anywhere from $10,000 to $5 million, and we also provide an array of services permitted by Regulation Crowdfunding, including campaign page design services, marketing consulting services, assisting with due diligence, custodial accounts, and coordinating vendors.
●	Rule 506(c) Offerings: Through StartEngine Crowdfunding and StartEngine Primary, we host offerings under Rule 506(c) of Regulation D. Accredited investors are allowed to invest in these offerings and we host these offerings either on a stand-alone basis or concurrently with a Regulation Crowdfunding offering. Under Rule 506(c), companies can use general solicitation to attract investors and there is no limit to the amount of money that can be raised. Therefore, companies engaged in a concurrent Regulation Crowdfunding offering can also raise additional funds from accredited investors providing they comply with the requirements of each exemption.

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

StartEngine Venture Club: The general public can become members of the StartEngine Venture Club program on StartEngine’s website for $275 per year. The Venture Club entitles members to 10% bonus shares on all investments they make in offerings on StartEngine where the issuer chooses to participate in the program. Issuers using our broker-dealer and funding portal services can choose to participate in our Venture Club program with respect to the offerings they are making under Regulation A or Regulation CF. Those issuers will grant bonus shares in their offerings to members of the StartEngine Venture Club program. The bonus shares are included in the offering statements filed with the SEC, and therefore offered and sold in reliance on Regulation A or Regulation CF, respectively.

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

StartEngine Primary: By adding broker-dealer services to the mix of our offerings, we are able to take a more active role in the promotion and sale of securities in Regulation A, Regulation Crowdfunding and Regulation D offerings hosted on our platforms. Further, we are able to facilitate the secondary trades on StartEngine Secondary, see (”StartEngine Secondary” below). StartEngine Primary received approval for a range of business lines to allow us to act as the broker-dealer for the private placements of securities (which includes securities sold under Regulation D), to effect transfers and sales on StartEngine Secondary, and to be able to receive referral fees and commissions for sales of securities. Further, to expand our services that we can offer our clients, we filed a continuing membership application with FINRA (“CMA”) to be a clearing or “carrying” broker-dealer so in addition to handling a client’s orders to buy and sell securities we can also maintain custody of a client’s securities and other assets (e.g. cash in their account). Our broker-dealer registration became effective in June 2019, and our CMA become a carrying broker-dealer was accepted at the end of September 2021.

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

Vinovest: Vinovest was acquired in March 2026. Vinovest platform for fine wine and whisky investment.  Vinovest uses data and industry expertise to source, authenticate, and store high-quality bottles in bonded warehouses. The platform handles portfolio management, insurance, and logistics, while investors can track performance over time and choose to sell or take delivery of their holdings. Vinovest has also developed relationships in the wine industry, allowing top wineries from around the world to reach the next generation of collectors and investors in the company’s network.

Support Services

Our Company is focused on our core competencies and therefore we surround ourselves with third party companies who help us accomplish our non-core tasks.

We rely on the following companies for outsourced services:

●	Bryn Mawr Trust Company: Escrow Services
●	Amazon AWS: Cloud hosting
●	Google Business: Cloud email and applications

Market

Regulation A

Amended Regulation A became effective June 19, 2015. According to the SEC, the size of the Regulation A market remained at approximately $244 million in 2024 and approximately $546.6 million in 2025.

As of December 31, 2025, we have hosted 84 Regulation A offerings, which have raised a total of approximately $321 million on our platforms, not including five offerings for StartEngine itself and 33 offerings of series of companies managed by StartEngine Assets, LLC. We believe the market for Regulation A will continue to grow as more companies become aware of the ability to raise capital through crowdfunding platforms. Regulation A permits a maximum raise of $75 million each 12 months, therefore we believe this rule is well suited for small and midsize businesses. We experienced a significant increase in demand from 2021 to 2022, followed by a contraction from 2023 to 2024, and a modest increase in 2025. Excluding offerings for StartEngine itself and its affiliates, we have hosted 13 offerings in 2020, 17 offerings in 2021, 22 offerings in 2022, 13 offerings in 2023, 7 offerings in 2024 and 9 offerings in 2025. The number of offerings hosted is based on the year launched and do not include offerings for StartEngine itself and the offerings of series for StartEngine Collectibles Fund I LLC.

Regulation Crowdfunding

Since its launch on May 16, 2016, we estimate that as of December 31, 2025, 1,513 offerings have raised over $642 million on StartEngine through Regulation Crowdfunding. According to the SEC, the size of the Regulation Crowdfunding market was increased to approximately $378 million for the year ended December 31, 2025, compared with $339 million for the year ended December 31, 2024.

We believe Regulation Crowdfunding will grow year over year as more startup companies become aware of this funding method and view Regulation Crowdfunding as a viable fundraising option and market conditions improve. Demand increased between 2023 and 2024 and again between 2024 and 2025, following the Company’s mid-2024 strategy to reduce the number of clients after a higher intake earlier in 2024.

We are working to increase awareness of the benefits of Regulation Crowdfunding through a lead generation program that includes advertising on social media, email marketing and other marketing support. Our primary focus is start-ups; however, our outreach also includes companies further along in their development. We have and intend to continue educating the market through content we create and publish on our blog, as well as through contributions as guest authors on other widely read publications.

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

Transfer Agent

The exemptions provided by Regulation A and Regulation Crowdfunding include conditional exemptions from the registration requirements of the Securities Exchange Act of 1934. One of the conditions is that should the number of a Company’s security holders and/or the value of a Company’s assets exceed a certain threshold; a Company needs to use a registered transfer agent to avoid the requirement that the Company become a fully-registered Company with the SEC - an expensive proposition for many of these small companies. Therefore, the market for our transfer agent services includes all companies that have previously raised funds through Regulation A and Regulation Crowdfunding offerings. Currently, we mainly market our services to our current clients.

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

Registered User Base

As of December 31, 2025, we have approximately 1,785,000 registered users. Of these, approximately 425,700 have made investments on our platform. We determine registered users by tracking unique email addresses from investor profiles that have not deactivated their profiles. As an individual could have multiple email addresses across multiple profiles, or may no longer be active, even if they have not deactivated their profile, registered users are an approximate gauge and could overstate the actual number of unique registered users. There is no fee associated with becoming a registered user. Of the users who have made investments the average number of investments is approximately 2.28 and the amount per investment is approximately $1,099. We are seeing week-over-week growth in registered users and expect to register more users as we add more companies to our platform.

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

Research and Development

StartEngine invested approximately $5,356,424 for the year ended December 31, 2025 and $7,796,521 for the year ended December 31, 2024 in research and development, product development, and maintenance.

Employees

As of December, 31, 2025, we had 74 employees. We also work with a large number of contractors for user-experience design, security controls, and testing, services and marketing.

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

Under the Securities Act and the Exchange Act, issuers making offerings through our funding portal may be liable for including untrue statements of material facts or for omitting information that could make the statements misleading. This liability may also extend in Regulation Crowdfunding offerings to funding portals, such as our subsidiary. Further, as a broker-dealer, we may be liable for statements by issuers utilizing our services in connection with Regulation A and Regulation D offerings. See “Item 1. Business – Regulation – Regulation Crowdfunding – Liability” and “Item 1. Business – Regulation – Regulation A and Regulation D – Liability”. Even though due diligence defenses may be available; there can be no assurance that if we were sued, we would prevail. Further, even if we do succeed, lawsuits are time consuming and expensive, and being a party to such actions may cause us reputational harm that would negatively impact our business. Moreover, even if we are not liable or a party to a lawsuit or enforcement action, some of our clients have been and will be subject to such proceedings. Any involvement we may have, including responding to document production requests, may be time-consuming and expensive as well.

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

In the past we have had to restate our financial statements, and during preparation for financial reporting related to the year ended December 31, 2025, the Company discovered certain errors in the preparation of the financial statements. The Company’s management conducted an investigation with the Company’s independent auditors. As a result of this investigation, the Company determined that several accounts required correction to be in accordance with US GAAP. Accordingly, the Company made certain corrections to the financial statements for the year ended December 31, 2025.

Management concluded that the Company’s internal control over financial reporting, as defined by Sections 13a-15(f) and 15d-15(f) of the Exchange Act, was not effective as of December 31, 2025, including due to the following identified material weaknesses:

-	Lack of segregation of duties in the recording and posting of journal entries;
-	Control deficiency in revenue recognition, relating to investments received as compensation; and

-Failure to properly reconcile investment shares the Company has received as compensation.Management has included a report on its assessment of internal control over financial reporting, including a description of identified material weaknesses, remediation efforts resulting in changes to internal control over financial reporting, and plans for further remediation in Item 9A, “Controls and Procedures”.

If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business, and would have a material adverse effect on our business, financial condition and results of operations.

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

We have an evolving business model.

Our business model is one of innovation, including continuously working to expand our product lines and services to our clients, such as our expansion into the transfer agent and broker-dealer space as well as our foray into becoming an alternative trading system and acting as an exempt investment adviser for companies; see the “Item 1. Business - - Principal Products and Services”. It is unclear whether these services will be successful. Further, we continuously try to offer additional types of services, and we cannot offer any assurance that any of them will be successful. From time to time we may also modify aspects of our business model relating to our service offerings, for instance we are no longer focused on StartEngine Assets and securitizing collectibles in the Regulation A market and have turned our focus to the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offerings. StartEngine Private, which started in the 3rd quarter in 2023, has been our main source of revenue for the prior two year. We recently acquired another business which rather than invests in securities facilities investors purchasing fine wines and whiskeys. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage this evolution effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

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

This risk is illustrated by the fact that, during preparation for financial reporting related to the year ended December 31, 2025 and 2024, and based on review from the auditors, the Company discovered certain deficiencies as well as errors (specifically in revenue recognition, including related to investments received as compensation) in its previously reported quarterly financial statements for 2025. The Company’s management has concluded that, in light of these deficiencies and errors, the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2025 was not effective. To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting, a description of the material weaknesses identified, resulting changes to internal control over financial reporting, and continued plans for remediation can be found in Item 9A “Controls and Procedures.” See also the above risk factor, “We have identified material weaknesses in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our common stock to decline and subject us to regulatory penalties.”If we continue to have issues and/or fail to adapt our management, information systems and financial and internal controls to our growth, or if we encounter other unexpected difficulties, our business, financial condition and operating results will suffer.

A majority of our gross profits and correspondingly our net income is attributable to StartEngine Private.

A substantial majority of our gross profit is derived from a single line of business, Start Engine Private. As a result, our operating results are highly dependent on the continued performance and viability of this line. If we were to experience disruptions affecting this business—including, but not limited to, adverse regulatory developments, changes in applicable laws or interpretations, licensing or compliance issues, or market or competitive pressures—we may be required to modify, curtail, or discontinue such operations. Any such event could materially and adversely affect our business, financial condition, and results of operations.

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

StartEngine and its providers are vulnerable to hackers and cyber-attacks.

As an internet-based business, we may be vulnerable to hackers who may access the data of our investors and the issuer companies that utilize our platform. Further, any significant disruption in service on the StartEngine platform or in its computer systems could reduce the attractiveness of the StartEngine platform and result in a loss of investors and companies interested in using our platform. Further, we rely on a third-party technology provider to provide some of our back-up technology as well as act as our escrow agent. Any disruptions of services or cyber-attacks either on our technology provider or on StartEngine could harm our reputation and materially negatively impact our financial condition and business.

StartEngine currently relies on one vendor for escrow services.

We currently rely on Bryn Mawr Trust Company to provide escrow services. Any change in this relationship will require us to find another escrow agent and escrow bank. This may cause us delays as well as additional costs in transitioning our technology.

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

Voting control is concentrated in the hands of a small number of stockholders. Our CEO and Chairman currently hold approximately 26% of our voting shares in aggregate, including shares of our Common Stock and (on an as-converted basis) shares of our Series Seed Preferred Stock, Series A Preferred Stock and Series Seed Preferred Stock; and two other shareholders, SE Agoura Investment LLC and The Lee Miller Trust UA 09/05/2020, own approximately 17% and 7%, respectively, of our voting shares in aggregate. None of SE Agoura Investments LLC, The Lee Miller Trust UA 09/05/2020 or their beneficial owners serve on our Board or are employees of our Company. The trust, held on behalf of Mr. Marks’ family, which he does not control or beneficially own, owns approximately 2%. Those five shareholders in aggregate control approximately 53% of our voting shares and approximately 52% of our preferred stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” Holders of our Common Stock are generally not be able to influence our policies or any other corporate matter, including the election of directors, changes to our Company’s governance documents, expanding the employee option pool, and any merger, consolidation, sale of all or substantially all of our assets, or other major action requiring stockholder approval. Some of the larger stockholders include, or have the right to designate, executive officers and directors of our Board. These few people and entities make all major decisions regarding the Company.

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

To date, there has not been enough trading of our shares to establish a market price. The market price of our Common Stock may be highly volatile, if and when any trading begins again in the future and there is sufficient volume of trading to establish a market price, is likely to continue to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

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

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Risk Management and Strategy

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Governance

Our Board has oversight of our strategic and business  risk management and is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. Our Board also oversees risks related to privacy and data use, including overseeing compliance with our comprehensive privacy program. Management is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors.

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

Our securities traded during the following period: August 4, 2025 – August 28, 2025. We had a trading history as follows (adjusted on a post-split basis):

	HIGH	LOW
Quarter Ended:
June 30, 2024	$0.16	$0.13
September 30, 2025	$0.13	$0.50

The Company did not register any trades from July 2025 to December 2025.

Last Reported Price.

On June 30, 2025 the last reported closing price of our shares of common stock reported on the StartEngine Secondary was $0.35 per share.

Holders

As of March 31, 2026, there were 758,251,544 shares of common stock, which were held by approximately 52,954 shareholders of record. In addition, there were 204,772,940 shares of our Series Seed Preferred Stock outstanding, which shares were held by 40 shareholders of record, there were 185,440,880 shares of our Series Seed A Stock outstanding, which shares were held by 3 shareholders of record and there were 9,642,080 shares of our Series T Preferred Stock outstanding, which shares were held by 12 shareholders of record.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Equity Compensation Plans

Number of
securities
	Number of		remaining
	securities	Weighted-	available for
	to be issued	average	future issuance
	upon	exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan category	and rights	and rights	column (a))
Equity compensation plans approved by security holders	235,131,163	$0.59	55,010,000
Equity compensation plans not approved by security holders	0	$—	0
Total	235,131,163	$0.59	55,010,000

Recent Sales of Unregistered Securities and Use of Proceeds

During the past three years, the Company has engaged in the following offerings of securities:

●	From March 15, 2022 through November 10, 2023, the Company sold and issued 15,404,700 shares of Common Stock for a total of $17,263,490, in addition another 3,851,300 shares of Common Stock was sold for a total of $4,312,920 by selling shareholders under Regulation A. Of the securities sold in the offering, 805,900 shares of Common Stock were sold where Dalmore was the broker-dealer and received $30,221 in commissions.
●	From November 3, 2024 through June 26, 2025, the Company sold and issued 11,531,699 shares of Common Stock for a total of $12,601,698, in addition another 2,882,926 shares of Common Stock was sold for a total of $3,150,425 by selling shareholders under Regulation A. No commissions were paid in connection with these issuances of securities.
●	From September 19, 2025 through December 31, 2025, the Company sold and issued 2,229,170 shares of Common Stock for a total of $3,141,915, in addition another 557,292 shares of Common Stock was sold for a total of $785,478 by selling shareholders under Regulation A. No commissions were paid in connection with these issuances of securities.
●	On March 17,2026, we acquired a company and issued a total of 8,750,000 shares of our common stock, valued at approximately $14 million based on our stock price in our most recent Regulation A offering of $1.60. 1,750,000 shares are held back for potential indemnification obligations and if not needed will be released to the sellers on the 12-month anniversary of the closing. The securities were issued in a transaction not involving a public offering pursuant to an exemption from registration set forth in Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder).

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

The Company also receives revenues from other programs such as the StartEngine Venture club program and StartEngine Secondary. Our annual memberships for the StartEngine Venture Club bonus program are $275 per year.

The Company also provides a service named StartEngine Gold, which launched in July 2025. This service provides dedicated crowdfunding marketing support and access to licensed registered representatives who engage with leads and investors within an issuer’s proprietary funnel to help facilitate additional investments in the offering, where appropriate at a cost of $7,500 per month.

We launched StartEngine Secondary on May 18, 2020 and generate revenues by charging trade commissions to the sellers of the shares. Through December 31, 2025, the Company itself as well as twenty-four additional companies have been quoted on this platform.

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

As we are a financial services company, our business, results of operations, and reputation are directly affected by elements beyond our control, such as economic and political conditions including unemployment rates, inflation and tax and interest rates, financial market volatility, war and fears of war (including the recent conflict with Iran), outbreaks of disease, broad trends in business and finance, and changes in the markets in which such transactions occur (such as the bear markets that developed for equities in the second and third quarter of 2022), we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions.

On August 6, 2023, the Company launched “StartEngine Private”, a venture to provide accredited investors the opportunity to purchase membership interests in series which own shares of VC backed, and generally late-stage private companies(the “underlying securities”). The Company treats the amount it receives for selling underlying securities as revenues, and the acquisition cost related to such underlying securities as cost of revenues. To date, StartEngine Private has become our largest source of revenue. While StartEngine Private offerings have been successful in 2025 and the Company expects that it will continue as its largest revenue source in foreseeable future, the Company has experienced an expected slowdown in revenue from this line of business due to limited availability of stock for purchase of in demand companies, and limited purchase slots available for each offering. In both Q1 2025 and Q2 2025, the underlying securities for the offering were of the world’s largest privately held companies.

Comparatively, during Q3 2025, many of the companies on the Platform were smaller and lesser known. The Company anticipates that the short term revenue will continue closer to the level in Q3 2025, while actively pursuing opportunities for growth in future periods. The Company continues to invest in this line of business and anticipate that expenses related to the purchases and sales of StartEngine Private securities will change in tandem with the revenue generated. As of December 31, 2025, Company hired 7 sales associates dedicated to selling investments in StartEngine Private offerings.  During Q3 2025, the Company hired 2 additional sales associates.  The Company intends to continue evaluating staffing needs as StartEngine Private expands the number of its offerings.

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

In 2024, the Company began hosting its new Regulation Crowdfunding issuances with the broker-dealer entity for regulatory and compliance reasons. As the legacy Regulation Crowdfunding raises complete their issuance, the remaining revenue from them will be booked to the current StartEngine Capital entity, which is not a broker-dealer. We expect that this transition to all Regulation A and Crowdfunding raises will be complete by the end of 2025. As of December 31, 2025, all of our current crowdfunding raises are conducted through our broker-dealer.

In March 2026, the company acquired Vinovest, Inc., a leading platform for fine wine and whiskey investment.  Vinovest uses data and industry expertise to source, authenticate, and store high-quality bottles in bonded warehouses. The platform handles portfolio management, insurance, and logistics, while investors can track performance over time and choose to sell or take delivery of their holdings. Vinovest has also developed relationships in the wine industry, allowing top wineries from around the world to reach the next generation of collectors and investors in the company’s network. The Company has onboarded 4 employees from Vinovest to StartEngine and has begun integrating systems and customer lists. Vinovest will continue to operate independent of the Company to offer products to investors.

Operating Results

Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024

The following table summarizes the results of our operations for the fiscal year ended December 31, 2025 as compared to the fiscal year ended December 31, 2024 and includes Adjusted EBITDA. For discussion of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Non-U.S. GAAP Financial Measures” below.

	Year Ended December 31,
	2025	2024	$ Change

Revenues	$109,580,580	$48,625,508	$60,955,072

Cost of revenues	71,699,643	25,873,241	45,826,402

Gross profit	37,880,937	22,752,267	15,128,670

Operating expenses:
General and administrative	15,621,099	13,758,127	1,862,972
Sales and marketing	12,858,746	16,473,905	(3,615,159)
Research and development	5,356,424	7,796,521	(2,440,097)
Change in fair value of warrants received for fees	6,083	135,384	(129,301)
Change in fair value of shares received for fees	2,590,872	724,933	1,865,939
Total operating expenses	36,433,224	38,888,870	(2,455,646)

Operating income (loss)	1,447,713	(16,136,603)	17,584,316

Other income (expense)
Other income (expense), net	119,745	(400,055)	519,800
Total other income (expense), net	119,745	(400,055)	519,800

Income (loss) before provision for income taxes	1,567,458	(16,536,658)	18,104,116

Taxes - Other	94,606	—	94,606

Net income (loss)	1,472,852	(16,536,658)	18,009,510

Adjusted EBITDA	$14,040,204	$(1,812,901)	$15,853,105

Revenues

Our revenues during the fiscal year ended December 31, 2025 were $-, compared to $48,625,508 for the fiscal year ended December 31, 2024, which represented an increase of $48,625,508, or 100%. The table below represents the major components of our revenues during the year ended December 31, 2025 and 2024:

	Year Ended	Year Ended
	Ended December 31,	Ended December 31,
	2025	2024	$ Change

Regulation Crowdfunding platform fees	$10,562,073	$8,672,825	$1,889,248
Regulation A commissions	2,052,926	2,711,712	(658,786)
StartEngine Premium	2,971,335	2,455,425	515,910
StartEngine Secure	1,348,363	1,366,502	(18,139)
StartEngine Private	86,603,559	27,883,143	58,720,416
Venture Club (formerly OWNers Bonus) revenue	5,651,857	5,352,347	299,510
Other service revenue	390,467	183,554	206,913

Total revenues	$109,580,580	$48,625,508	$60,955,072

The increase in total revenues in year ended December 31, 2025 as compared to the same period in 2024 is primarily due to StartEngine Private. The growth in 2025 is primarily due to the Company acquiring the stock of some of the most coveted privately held stock in the market. The $86,603,559 represents closings on 41 StartEngine Private offerings, and the Company plans to continue growing this revenue source in the future, though growth of this revenue stream may be bound by factors such as limited availability of stock for purchase of in demand companies, and limited purchase slots available for each offering. The Company continues to look for avenues to explore growth of this revenue stream. Though this is a significant increase in revenues we note this is a lower margin product, see “Cost of Revenue” below.

Specifically, for the year ended December 31, 2025, compared to the same period in 2024, the Company observed the following revenue trends across its other product lines:

●	Increase in Regulation Crowdfunding platform fees of $8,672,825: The increase in Regulation Crowdfunding platform fees was primarily driven by higher raise totals for issuers within the period. In 2025, the Company hosted raises of more successful issuers that had increased demand from issuers compared to 2024.*
●	Decrease in Regulation A commissions of $2,711,712: The decrease is due primarily to lower amounts raised in Regulation A offerings for its issuers. Regulation A revenue is more sensitive to revenue variance based on the limited number of Regulation A raises hosted on the platform, and as such will experience a higher rate of variance based on the success of these issuers.
●	Increase in StartEngine Premium revenue of $2,455,425: The increase is due to several factors, including shift in payment strategy; more issuers utilizing the services; and price increases.
●	Increase in StartEngine Venture Club revenue of $5,352,347: This increase is primarily due to increased sales of Venture Club during 2025 as the Company adds greater focus towards growing this revenue source. Venture Club memberships are annual packages, see Note 2 – “Revenue Recognition” to the accompanying financial statements.
●	Increase in other service revenue of $183,554: The increase is due to the addition of the StartEngine Gold service line which began in 2025 and posted $357,500 of revenue within the period.

*Offerings can span multiple periods and the amount raised during a period is based on the amounts closed on during that period.

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, certain software subscription fees that are required to provide services to our issuers, and for StartEngine Private acquisition costs related to underlying securities that it has sold to an SE Fund. Specifically, cost of revenues for StartEngine Private were $59,832,368 and $17,281,432 for year ended 2025 and 2024, respectively. Our total cost of revenues during the year ended December 31, 2025 and 2024 was $71,699,643 and $25,873,241,

respectively. The increase was primarily due to the increase in price of the underlying securities for StartEngine Private in addition to increases in costs associated with selling StartEngine Private products such as sales commission.

Operating Expenses

The Company’s total operating expenses during the year ended December 31, 2025 amounted to $36,433,224, which represented a decrease of $2,455,646 or 6%, from the expenses in the same period in 2024. The decrease in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $1,862,972: Primarily due to an increase in compensation for employees related to the success of the Company in 2025 as well as the increase in software expenses as the Company began utilizing artificial intelligence applications for increased efficiency, and finally increased legal costs as the Company began exploring opportunities for international offerings.
●	Sales and marketing expenses decreased by $3,615,159 for the year ended December 31, 2025: Primarily due to lower headcount within the department which led to lower compensation and accrual for 2025 performance bonuses. Additionally, the Company reduced advertising expense and market research cost as the Company focused on reducing expense in 2025.
●	Decrease in research and development expenses of $2,440,097: Due to decrease in employee payroll as the Company reduced headcount at the end of 2024 as the Company focused efforts on increasing productivity with AI and less headcount.

These decreases were partially offset by an increase in write down of shares received for fees by $1,865,939 as the Company had a larger write down of share expense in 2025 due to more write down of historically held stock.

Other Expense (Income), net

Our other inocme, net during the year ended December 31, 2025 amounted to $119,745, which represented cashback earned from our credit cards during the period as well as interest earned in the Company’s money-market accounts. During the same period in 2024 our other expense, net was $400,055 due to the sale of a real estate investment.

Net Income (Loss)

Net income totaled $1,472,852 for the year ended December 31, 2025, an increase of $18,009,510 compared to a net loss of $16,536,658 recognized during the year ended December 31, 2024.

Adjusted EBITDA

Adjusted EBITDA totaled $14,040,204 for the year ended December 31, 2025, an increase of $15,853,105 compared to adjusted EBITDA loss of $1,812,901 in Adjusted EBITDA during the year ended December 31, 2024.

Critical Accounting Policies

See Note 2 in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amount of expenses during the reporting periods. Significant estimates include the value of marketable securities; the value of stock and warrants received as compensation and collectability of accounts receivable. Actual results could materially differ from these estimates. It is reasonably possible that changes in estimates will occur in the near term.

A significant portion of the Company’s assets relate to investments in stock and previously warrants received as compensation from issuer companies undertaking Regulation Crowdfunding or Regulation A offerings. As described in Note 2, in the accompanying financial statements, stock and warrants require significant unobservable inputs, primarily related to the underlying stock price of the security received which may include marketability discounts. Warrants have further unobservable inputs related to the estimated life. In all cases, there were sales of the stock to the public through Regulation Crowdfunding or Regulation A funding mechanism, but such sales are often not to the level that an active market existed or exists. Once the funding round is concluded it is difficult to ascertain the fair value of the issuer shares or the status of the issuer’s financial health, unless additional rounds of financing are undertaken in a public setting, or the issuer reports reliable and regular information publicly. Any change in the underlying shares would impact on the valuation of the related investments. Shares held are generally illiquid. Valuations require significant management judgment related to these unobservable inputs.

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

Investments – Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment in our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, and (iii) cost method accounting. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, less adjustments for impairment in accordance with ASC 321 10 35 2. During the year ended December 31, 2025 and 2024, the Company received stock with a cost of $1,854,519 and $2,429,556, respectively, as payment for fees. During the year ended December 31, 2025 and 2024, write down expense related to shares received amounted to $2,590,872 and $724,933, respectively. The basis for writing down this stock is to evaluate if the issuer has performed a raise on the Company’s platform within the last year. If the Company has, the stock value is updated to the current issuance price. If there has not been a raise, the Company writes down the value of the shares by 33%. This has been deemed reasonable as the shares of privately traded illiquid stocks are difficult to price, and the Company has determined through research that a markdown of this amount is reasonable due to assumed loss in value based on no new raises being hosted.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the estimated fair value of the award and recognized as expense over the requisite service period, which is generally the vesting period. The Company grants equity awards with a four-year vesting schedule, consisting of a 12-month cliff under which 25% of the award vests upon the first anniversary of the grant date, and the remaining 75% vests ratably over the subsequent 36 months. The fair value of stock-based awards is estimated using the Black-Scholes option pricing model, which requires the use of subjective assumptions, including expected volatility, expected term, risk-free interest rate, and expected dividend yield. These assumptions involve significant management judgment and may differ from actual results. Accordingly, the Company recognizes stock-based compensation expense on a straight-line basis over the service period, adjusted for estimated forfeitures, and revises its estimates as necessary if actual forfeitures differ from initial expectations.

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

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our  Statements of Cash Flows:

	Year Ended
	December 31,
	2025	2024	$ Change

Net cash provided by (used in) operating activities	$12,285,480	$(4,275,484)	$16,560,964
Net cash provided by investing activities	$1,467,604	$202,892	$1,264,712
Net cash provided by financing activities	$3,791,880	$2,258,591	$1,533,289

Our net income during the year ended December 31, 2025 was $1,472,852, as compared to a net loss of $16,536,658 during the year ended December 31, 2024.

Cash provided by operating activities for the year ended December 31, 2025 was $12,285,480 as compared to cash used by operating activities of $4,275,484 for the same period in 2024. The increase in cash provided by operating activities in 2025 was primarily due to the increase in net income as well as the increase of accounts receivable by $4,252,374 offset by the increase in the net purchase of Private assets by $9,029,436 from 2024 to 2025.

Cash received from investing activities for the year ended December 31, 2025 was $1,467,604 and $202,892 for the year ended December 31, 2025 and December 31, 2024, respectively. The increase due to the sale of the residential building formerly held by the Company for a cash inflow of $1,479,310.

Cash provided by financing activities was $3,791,880 and $2,258,591 for the year ended December 31, 2025 and December 31, 2024, respectively. The increase of cash inflow is primarily due to the increase in the net proceeds from sale of common stock of $947,331.

Balance Sheet

The following table summarizes our assets and liabilities as of December 31, 2025 as compared as of December 31, 2024:

	December 31,	December 31,
	2025	2024

Assets
Current assets:
Cash	$28,387,261	$10,842,297
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	1,108,093	2,848,880
Other current assets	929,326	1,032,932
Total current assets	30,426,536	14,725,965

Property and equipment, net	125,213	126,698
Investments - warrants	54,021	60,103
Investments - stock	9,142,997	10,327,834
Investments - Private	13,990,161	4,701,010
Investments - Collectibles	2,362,083	2,361,996
Investments - Real Estate	—	1,479,310
Due from related party	233,890	209,360
Intangible assets	15,035,049	18,463,620
Other assets	33,847	33,847
Total assets	$71,403,797	$52,489,743

Liabilities
Current liabilities:
Accounts payable	$990,993	$542,903
Accrued liabilities	10,196,824	6,725,780
Deferred revenue	3,569,450	2,880,316
Total current liabilities	14,757,267	10,148,999

Total liabilities	$14,757,267	$10,148,999

The Company’s current assets increased by $15,700,571 from December 31, 2024 to December 31, 2025. The increase was primarily driven by an increase in cash of $17,544,964 offset by a corresponding decrease in accounts receivable by $1,740,787.

The Company’s long-term assets increased by $3,213,483 from December 31, 2024 to December 31, 2025. This was driven primarily by an increase in Private assets of $9,289,151 due to purchases of shares to sell in future offerings. This increase was offset by a $3,428,571 decrease in intangible assets from the purchase of SeedInvest assets less the amortization for the period as well as  $1,479,310 decrease in real estate investment as the Company sold its remaining membership of the building in 2025.

Current liabilities increased by $4,608,268 which is primarily due to an increase in accrued liabilities, specifically an increase in investor deposits of $558,393 as well as an increase of accrued liabilities of $697,105 related to year end commission and bonus payment. As the StartEngine Private business continues to scale, we expect these liabilities to be recurring for future periods. Additionally, deferred revenue increase by $689,134 due to the addition of the upfront fee deferrals of $15,000 per issuer.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of December 31, 2025, the Company’s current assets were $30,426,536. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Regulation A and Regulation CF offerings.

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

The following table reconciles net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Twelve Months Ended December 31, 2025	Twelve Months Ended December 31, 2024
Net Income (Loss)	$1,472,852	$(16,536,658)
Interest Income	(10,065)	(135)
Income Taxes	94,606	-
Depreciation and Amortization	3,441,762	3,443,874
Stock Based Compensation	9,041,049	11,280,018
Adjusted EBITDA	$14,040,204	$(1,812,901)

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting Company as defined by §229.10(f)(1), StartEngine is not required to provide the information under this Item.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of StartEngine Crowdfunding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of StartEngine Crowdfunding, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie

Haynie & Company (ID #457)

Salt Lake City, Utah

March 31, 2026

We have served as the Company’s auditor since 2023.

StartEngine Crowdfunding, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024

Assets
Current assets:
Cash	$28,387,261	$10,842,297
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	1,108,093	2,848,880
Other current assets	929,326	1,032,932
Total current assets	30,426,536	14,725,965

Property and equipment, net	125,213	126,698
Investments - warrants	54,021	60,103
Investments - Stock	9,142,997	10,327,834
Investments - Private	13,990,161	4,701,010
Investments - Collectibles	2,362,083	2,361,996
Investments - Real Estate	—	1,479,310
Due from related party	233,890	209,360
Intangible assets, net	15,035,049	18,463,620
Other assets	33,847	33,847
Total assets	$71,403,797	$52,489,743

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$990,993	$542,903
Accrued liabilities	10,196,824	6,725,780
Deferred revenue	3,569,450	2,880,316
Total current liabilities	14,757,267	10,148,999

Total liabilities	14,757,267	10,148,999

Commitments and contingencies (Note 6)

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 207,000,000 shares authorized, 185,440,880 and 185,440,880 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectfully, liquidation preference of $5,310,409 and $5,310,409 at December 31, 2025 and December 31, 2024, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 99,000,000 shares authorized, 9,642,080 and 9,642,080 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively, liquidation preference of $1,414,486 and $1,414,486 at December 31, 2025 and December 31, 2024, respectively.	983,634	983,634
Series Seed Preferred Stock, par value $0.00001, 213,000,000 shares authorized, 204,772,940 and 204,810,720 and shares issued and outstanding at December 31, 2025 and December 31, 2024, respectfully, liquidation preference of $1,707,675 and $1,707,990 at December 31, 2025 and December 31, 2024, respectively.	1,706,441	1,706,756
Common stock, par value $0.00001, 1,580,000,000 shares authorized, 745,825,392 and 702,861,520 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	7,457	7,028
Additional paid-in capital	108,376,818	95,543,998
Noncontrolling interest	(13,251)	(13,251)
Accumulated deficit	(59,701,236)	(61,174,088)
Total stockholders’ equity	56,646,530	42,340,744
Total liabilities and stockholders’ equity	$71,403,797	$52,489,743

See accompanying notes to consolidated financial statements

StartEngine Crowdfunding, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024

Revenues	$109,580,580	$48,625,508

Cost of revenues	71,699,643	25,873,241

Gross profit	37,880,937	22,752,267

Operating expenses:
General and administrative	15,621,099	13,758,127
Sales and marketing	12,858,746	16,473,905
Research and development	5,356,424	7,796,521
Change in fair value of warrants received for fees	6,083	135,384
Change in fair value of shares received for fees	2,590,872	724,933
Total operating expenses	36,433,224	38,888,870

Operating income (loss)	1,447,713	(16,136,603)

Other income (expense)
Other income (expense), net	119,745	(400,055)
Total other income (expense), net	119,745	(400,055)

Income (loss) before provision for income taxes	1,567,458	(16,536,658)

Taxes - Other	94,606	—

Net income (loss)	$1,472,852	$(16,536,658)

Weighted average earnings per share - basic	$0.00	$(0.02)
Weighted average shares outstanding - basic	730,981,153	699,099,798

Weighted average earnings per share - diluted	$0.00	$(0.02)
Weighted average shares outstanding - diluted	1,213,270,543	699,099,798

See accompanying notes to consolidated financial statements

StartEngine Crowdfunding, Inc.

Consolidated Statements of Stockholders’ Equity

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2023	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	697,085,900	$6,971	$82,005,447	$(13,251)	$(44,637,430)	$45,338,794
Sale of Common Stock	—	—	—	—	—	—	2,362,173	27	2,553,886	—	—	2,553,913
Exercise of stock options	—	—	—	—	—	—	3,413,447	30	44,645	—	—	44,675
Offering Costs	—	—	—	—	—	—	—	—	(339,997)	—	—	(339,997)
Stock compensation expense	—	—	—	—	—	—	—	—	11,280,017	—	—	11,280,017
Net loss	—	—	—	—	—	—	—	—	—	—	(16,536,658)	(16,536,658)
Balance at December 31, 2024	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	702,861,520	7,028	95,543,998	(13,251)	(61,174,088)	42,340,744

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2024	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	702,861,520	$7,028	$95,543,998	$(13,251)	$(61,174,088)	$42,340,744
Sale of common Stock	—	—	—	—	—	—	11,576,675	116	13,468,306	—	—	13,468,422
Exercise of stock options	—	—	—	—	—	—	31,349,417	313	630,320	—	—	630,633
Conversion of Preferred Stock	—	—	—	—	(37,780)	(315)	37,780	—	315	—	—	—
Offering Costs	—	—	—	—	—	—	—	—	(10,307,175)	—	—	(10,307,175)
Stock compensation expense	—	—	—	—	—	—	—	—	9,041,054	—	—	9,041,054
Net income	—	—	—	—	—	—	—	—	—	—	1,472,852	1,472,852
Balance at December 31, 2025	185,440,880	5,286,667	9,642,080	983,634	204,772,940	1,706,441	745,825,392	7,457	108,376,818	(13,251)	(59,701,236)	56,646,530

See accompanying notes to consolidated financial statements

StartEngine Crowdfunding, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$1,472,852	$(16,536,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,191	15,303
Amortization	3,428,571	3,428,572
Bad debt expense	425,277	313,596
Realized loss on sale of investments - building	—	432,148
Fair value of investments - other received for fees	(1,412,119)	(2,429,556)
Change in fair value of warrant investments	6,082	135,384
Impairment of investments - other received for fees	2,596,956	724,934
Stock-based compensation	9,041,054	11,280,017
Changes in operating assets and liabilities:
Accounts receivable	1,315,510	(2,968,780)
Other current assets	103,606	(303,874)
StartEngine Private stock purchases	(71,537,333)	(18,073,404)
Proceeds from sale of StartEngine Private stock	62,248,095	17,813,602
Due from related parties	(24,530)	(170)
Accounts payable	448,090	264,212
Accrued liabilities	3,471,044	2,269,024
Deferred revenue	689,134	(639,834)
Net cash provided by (used in) operating activities	12,285,480	(4,275,484)

Cash flows from investing activities:
Purchase of property and equipment	(11,706)	(22,278)
Proceeds from sale of real estate	1,479,310	225,170
Net cash provided by investing activities	1,467,604	202,892

Cash flows from financing activities:
Proceeds from sale of common stock	13,468,422	2,553,913
Offering costs	(10,307,175)	(339,997)
Proceeds from exercise of employee stock options	630,633	44,675
Net cash provided by financing activities	3,791,880	2,258,591

Increase (decrease) in cash and restricted cash	17,544,964	(1,814,001)
Cash and restricted cash, beginning of period	10,842,297	12,656,298
Cash and restricted cash, end of period	$28,387,261	$10,842,297

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$94,606	$96,104
Cash paid for interest	$—	$—

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

The Company aims to revolutionize the startup financing model by helping both accredited and non-accredited investors invest in private companies on a public platform. StartEngine Crowdfunding Inc. has wholly-owned subsidiaries, StartEngine Capital LLC, StartEngine Secure LLC, StartEngine Assets LLC, StartEngine Primary LLC, StartEngine Private Manager LLC, StartEngine Inc., S.A. StartEngine and StartEngine Adviser LLC. StartEngine Capital LLC is a funding portal registered with the US Securities and Exchange Commission (SEC) and a member of the Financial Industry Regulatory Authority (FINRA), StartEngine Secure LLC is a transfer agent registered with the SEC. StartEngine Assets LLC was formed in 2020 to buy, hold and manage assets in various asset classes such as real estate, automobiles, luxury goods and royalty-producing intangible assets. StartEngine Primary LLC was formed in October 2017 and received approval to operate as a registered broker-dealer in July 2019. On April 16, 2020, StartEngine Primary LLC received approval to operate as an alternative trading system. Since 2023, the Company has been providing accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, an exempt reporting adviser. The Company’s mission is to empower thousands of companies to raise capital and create significant amounts of jobs over the coming years.

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

Business Condition

The Company’s revenue-producing activities began in 2015 following the implementation of Regulation A under the JOBS Act and expanded with the introduction of Regulation Crowdfunding. While these markets continue to evolve, management believes the Company’s current liquidity position, including approximately $10.8 million of cash and cash equivalents, is sufficient to fund operations for at least the next twelve months. Accordingly, management has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of StartEngine Crowdfunding, Inc.’s wholly-owned subsidiaries, including StartEngine Capital LLC, StartEngine Secure LLC, StartEngine Primary LLC, StartEngine Inc., S.A. StartEngine, and StartEngine Assets LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amount of expenses during the reporting periods. Significant estimates include the value of marketable securities, the value of stocks received as compensation, stock-based compensation for employees and collectability of accounts receivable. Actual results could materially differ from these estimates. It is reasonably possible that changes in estimates will occur in the near term.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be creditworthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits. The balance of excess as of December 31, 2025 was $23,341,862.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

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

Level 3

Investments - warrants (private portfolio): Fair value measurements of warrants of private portfolio companies are priced based on a modified Black-Scholes option pricing model to estimate the asset value by using stated strike prices, warrant expiration dates modified to account for estimates to actual life relative to stated expiration, risk-free interest rates, and volatility assumptions based on comparable public companies. Option volatility assumptions used in the modified Black-Scholes model are based on public companies who operate in similar industries as companies in the Company’s private company portfolio. For these warrants, the fair value of the underlying stock is an unobservable input consistent with Investment - stocks noted below. Certain adjustments may be applied as determined appropriate by management for lack of liquidity.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	54,021	54,021
Investment - stock	5,895	—	9,137,102	9,142,997
Non-Fungible Token ("NFT")	—	—	718	718
	$5,895	$1,856	$9,191,841	$9,199,592

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	60,103	60,103
Investment - stock	263,096	—	10,064,738	10,327,834
Non-Fungible Token ("NFT")	—	—	631	631
	$263,096	$1,856	$10,125,472	$10,390,424

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the year ended December 31, 2025 and 2024 as it relates to Investments – warrants and Investments – stocks:

Investments-
Warrants
Fair value at December 31, 2024	$60,103
Receipt of warrants	—
Change in fair value of warrants	(6,082)
Fair value at December 31, 2025	$54,021

Investments-
Warrants
Fair value at December 31, 2023	$195,487
Receipt of warrants	—
Change in fair value of warrants	(135,384)
Fair value at December 31, 2024	$60,103

Investments-
Stock
Fair value at December 31, 2024	$10,327,834
Receipt of stock	—
Reclass of stock to receivable	(448,484)
Change in fair value of stock	(736,353)
Fair value at December 31, 2025	$9,142,997

Investments-
Stock
Fair value at December 31, 2023	$8,623,212
Receipt of stock	2,429,556
Change in fair value of stock	(724,934)
Fair value at December 31, 2024	$10,327,834

The following range of variables were used in valuing Level 3 warrant assets during the year ended December 31, 2025 and 2024:

	2025	2024
Expected life (years)	0.17 -3.08	0.17 -3.08
Risk-free interest rate	3.73%	4.16%
Expected volatility	75.0 - 160.0%	25.07 - 90%
Annual dividend yield	0%	0%
Underlying share values	$0.43 - 2.50	$0.22 - 4.75
Strike Prices	$0.30 - $100.00	$0.30 – $100.00

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

Accounts Receivable

Accounts receivable consist of billed amounts owed by customers under contracts and are recorded at the recognized amount. Accounts receivable are non‑interest‑bearing and generally have payment terms of one year or less. The Company’s accounts receivable primarily arise from services billed directly to customers, including transfer agent service renewals, ancillary services, and other fees not settled through customer escrow accounts.

The Company maintains an allowance for doubtful accounts to reflect management’s estimate of expected credit losses based on historical collection experience, the aging of receivables, customer-specific factors, and current economic conditions. The allowance for doubtful accounts as of December 31, 2025 and December 31, 2024 was $0 and $0, respectively. Bad debt expense for the year ended December 31, 2025 and 2024 was $0 and $313,596, respectively and primarily relates to the write‑off of specific customer balances deemed uncollectible during the period.

As of December 31, 2025 the Company had accounts receivable over 90 days totaling $1,448.

Investment Securities

Marketable Securities

The Company’s marketable securities consist of mutual funds and common stock equities that are tradable in an active market. Unrealized gains and losses on available-for-sale securities, net of applicable taxes, are reported as a component of other income, net in the accompanying consolidated statements of operations.

Non-Marketable and Other Securities

Non-marketable and other securities include investments in non-public equities. The Company’s accounting for investments in non-marketable and other securities depends on several factors, including the level of ownership, power to control and the legal structure of the subsidiary making the investment. As further described below, we base the Company’s accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, and (iii) cost method accounting.

Investments – Warrants

In connection with negotiated platform fee agreements, we may obtain warrants giving us the right to acquire stock in companies undergoing Regulation A offerings. We hold these assets for prospective investment gains. We do not use them to hedge any economic risks, nor do we use other derivative instruments to hedge economic risks stemming from these warrants.

We account for warrants in certain private and public (or publicly traded under the provisions of Regulation A) client companies as derivatives when they contain net settlement terms and other qualifying criteria under ASC 815, Derivatives and Hedging. In general, the warrants entitle us to buy a specific number of shares of stock at a specific price within a specific time period. Certain warrants contain contingent provisions, which adjust the underlying number of shares or purchase price upon the occurrence of certain future events. The Company’s warrant agreements typically contain net share settlement provisions, which permit us to receive at exercise a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise). These warrants are recorded at fair value and are classified as Investments - warrants on the Company’s consolidated balance sheet at the time they are obtained and remeasured each reporting period.

The grant date fair values of warrants received in connection with services performed are deemed to be revenue and recognized upon receipt.

Any changes in fair value from the grant date to fair value of warrants will be recognized as increases or decreases to investments on the Company’s  consolidated balance sheets and as a component of operating expenses on the Company’s consolidated statements of operations.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment in our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, and (iii) cost method accounting. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, less adjustments for impairment in accordance with ASC 321-10-35-2. During the year ended December 31, 2025 and 2024, the Company received stock with a cost of $0 and $2,429,556, respectively, as payment for fees. During the year ended December 31, 2025 and 2024, write down expense related to shares received amounted to $2,590,872 and $724,933, respectively. The basis for writing down this stock is to evaluate if the issuer has performed a raise on the Company’s platform within the last year. If the Company has, the stock value is updated to the current issuance price. If there has not been a raise, the Company writes down the value of the shares by 33%. This has been deemed reasonable as the shares of privately traded illiquid stocks are difficult to price, and the Company has determined through research that a markdown of this amount is reasonable due to assumed loss in value based on no new raises being hosted.

Investments – Private

The Company purchases shares of venture capital backed, late-stage private companies and records the purchases at cost. The cost of the underlying asset includes the purchase price, and acquisition expenses, which include all fees, costs and expenses incurred in connection with the evaluation, investigation, and acquisition of the underlying securities. The Company purchases the private company shares either directly or through other special purpose vehicles and after a certain period of time sells its investment to an SE Fund. The shares are valued at cost. Each time the company sells shares to the SE Funds, it reduces its holdings by the cost basis of the sale.

Below is a breakdown of the StartEngine Private assets held by industry at the end of the reporting period, each of these investments are small minority stakes in the underlying companies.

Industry	December 31, 2025	December 31, 2024
AI Chips	$1,689,039	$560,928
Fintech	—	22,823
Sales Technology	113,200	225,389
Video Games	—	285,844
AI Software	8,797,502	3,379,387
Consumer Goods	—	18,552
Software Development	20,174	20,174
Medical Technology	134,884	187,913
Blockchain Technology	57,200	—
Rare Earth Materials	375,375	—
Advanced Materials	215,180	—
AI Vehicles	143,187	—
Defense Technology	298,254	—
Prediction Markets	843,750	—
Robotics	270,509	—
Space Technology	1,031,907	—
Total	$13,990,161	$4,701,010

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

The below is a breakdown of the types of collectibles and their value held as of December 31, 2025 and 2024:

	Period Ended December 31,	Period Ended December 31,
	2025	2024

Wine	$278,360	$278,360
Trading Cards	466,484	466,484
Artwork	1,322,942	1,322,942
Comic Books	240,451	240,451
NFT	718	631
Watches	53,128	53,128

Total collectibles	$2,362,083	$2,361,996

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

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs of $10,307,175 and $339,997 were charged to stockholders’ equity during the year ended December 31, 2025 and 2024, respectively.

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

The Company recognizes revenues from Regulation A and Regulation D platform fees at an agreed-upon rate. In 2025 the rate is a percentage of the capital raised. Platform fees are paid to the Company from customers’ escrow accounts. For certain Regulation A offerings, the Company earns a portion of its platform fees in warrants or shares. The grant date fair values of shares and warrants received are recognized as revenue when earned. The Company’s performance obligations are satisfied as services are rendered throughout the duration of the campaign.

Revenues from Regulation Crowdfunding platform fees are recognized at an agreed-upon rate based on the amount invested in an offering. Platform fees are due upon the disbursement of funds from escrow and are paid to the Company from customers’ escrow accounts. The Company’s performance obligations are satisfied as services are rendered throughout the duration of the campaign.

The Company provides marketing services branded under the name “StartEngine Premium” for its Regulation Crowdfunding issuers as part of services offered. The Company invoices for these services upon an issuer launching a campaign. If the campaign fails to launch, no amounts are due. Revenue for these services is recognized at the point in time the campaign launches, when the Company’s performance obligation is satisfied.

The Company provides transfer agent services branded under the name “StartEngine Secure” through its registered transfer agent subsidiary, StartEngine Secure, LLC. The Company enters into an agreement with issuers for an annual term that commences from the date the issuers’ Regulation Crowdfunding or Regulation A offering launches and renews annually unless cancelled prior to renewal. Initial payment of services is paid from funds of the offering and is non-refundable. Renewals are invoiced on the first day of each annual period and are not subject to cancellation. The transfer agent services represent a single performance obligation and are deferred over 12 months, which is the period over which the Company’s performance obligations are to be satisfied. Fees for transfer agent services are charged based on a per investor basis, subject to certain maximums. The Company may also invoice customers for ancillary services such as but not limited to: recording of stock splits, change of address, or other services. These services are provided and earned at a point-in-time based on defined amounts in the agreement. Payment for StartEngine Secure services is generally paid via customers’ escrow account, in full, during the initial year and billed to the client for cash payment for subsequent years if the customer does not have a follow-on offering or to the extent amounts in escrow are not sufficient. There are no significant judgments that materially affect the timing or measurement of revenue recognition for this revenue stream.

The Company provides services to investors branded the StartEngine Venture club program. The general public can become members of the StartEngine Venture Club program on StartEngine’s website for $275 per year. The Venture Club entitles members to 10% bonus shares on all investments they make in offerings on StartEngine where the issuer chooses to participate in the program. Issuers using the Company’s broker-dealer and funding portal services can choose to participate in the Company’s Venture Club program with respect to the offerings they are making under Regulation A or Regulation CF. Those issuers will grant bonus shares in their offerings to members of the StartEngine Venture Club program. The bonus shares are included in the offering statements filed with the SEC, and therefore offered and sold in reliance on Regulation A or Regulation CF, respectively. The Venture Club program provides member priority access to certain collectibles being offered through one of the Company’s subsidiary Series LLC offerings, notification of new bonus eligible launches and the ability to move to the front of the line on investment waitlists, and lower trading fees on StartEngine Secondary. The Company recognizes the revenue associated with memberships over 12 months, which is the term of the membership. There are no significant judgments that materially affect the timing of revenue recognition for this revenue stream. Such revenues are included in Venture Club revenue noted below.

The Company provides accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies (the “underlying securities”) via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC (“SE Adviser”), which is a subsidiary of the Company that is an investment adviser that qualifies as an Exempt Reporting Adviser under Rule 203(m)-1 under the Investment Advisers Act of 1940. The SE Funds sell their membership interests in offerings that are exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and specifically Regulation D promulgated thereunder. Such offerings are marketed to accredited investors by the Company’s FINRA-member and SEC-registered broker-dealer subsidiary, StartEngine Primary LLC. The Company purchases the underlying securities either directly or through other special purpose vehicles and after a certain period of time sells the underlying securities to an SE Fund. Revenue is recognized upon the sale of underlying securities to an SE Fund when control transfers to the SE Fund. The Company treats the amount it receives for selling underlying securities as revenue and the acquisition cost related to underlying securities as cost of revenue. The transaction price is based on the negotiated amount received from the SE Fund. There are several factors that are used in pricing the securities of an SE Fund, including but not limited to: the price (including transaction costs) the securities were purchased by the SE Fund’s affiliate, the time spent and costs involved by the SE Fund’s management team including those related to identifying, verifying, acquiring, and managing the investments, sales of the underlying securities on the secondary market, as well as considerations are given for the illiquidity of private investments compared to publicly traded securities and investor interest in the SE Fund’s securities. The Company also believes that there is value added by allowing investors to have an economic interest in these companies with less hassle and smaller denominations than available in secondary markets. Additionally, consideration is also given to broader economic and market conditions that might impact the valuation of private companies, such as industry trends, regulatory changes, and economic cycles. The Company takes principal risk in its acquisition of the private company shares and controls the underlying securities prior to transfer; accordingly, the Company is the principal in these arrangements and presents revenue on a gross basis. Revenue is recognized upon each such transaction with an SE Fund. The Company also provides other ancillary bundled professional services, which are recognized as such services are rendered.

In all instances, as a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less because customer payments are generally received in advance of, or contemporaneously with, the transfer of services.

The Company’s contracts with customers generally have a term of one year or less. As of December 31, 2025 and 2024, the Company had deferred revenue of $3,601,366 and $2,880,316, respectively, related to performance obligations yet to be fulfilled. The Company had no other customer contract assets because the Company’s right to consideration is typically unconditional at the time amounts are billed and due.

During the year ended December 31, 2025 and 2024, revenue was made up of the following categories associated with the above described services:

	Twelve Months	Twelve Months
	Ended December 31,	Ended December 31,
	2025	2024

Regulation Crowdfunding platform fees	$10,562,073	$8,672,825
Regulation A commissions	2,052,926	2,711,712
StartEngine Premium	2,971,335	2,455,425
StartEngine Secure	1,348,363	1,366,502
StartEngine Private	86,603,559	27,883,143
Venture Club (formerly OWNers Bonus) revenue	5,651,857	5,352,347
Other service revenue	390,467	183,554

Total revenues	$109,580,580	$48,625,508

Cost of Revenues

Cost of revenues consists primarily of personnel costs related to internal employees, hosting fees, processing fees, and certain software subscription fees that are required to provide services to issuers and investors. Cost of revenues also includes, for StartEngine Private, the acquisition costs of underlying securities that are sold to SE Funds. These costs are expensed as incurred or, in the case of underlying securities, recognized in cost of revenues upon the sale of such securities, consistent with the recognition of related revenues.

Total cost of revenues for the years ended December 31, 2025 and 2024 was $71,699,643 and $25,873,241, respectively. Cost of revenues related to StartEngine Private, which is included in total cost of revenues, was December 31, 2025 and 2024 was $59,832,368 and $17,281,432, respectively.

Research and Development

We incur research and development costs during the process of researching and developing technologies and future offerings. Research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to the website and future product offerings, email and other tools that are utilized for client related services and outreach. During the year ended December 31, 2025 and 2024, research and development costs were $5,356,424 and $7,796,521, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or canceled during the periods reported. Stock-based compensation is recognized as an expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services. Stock-based compensation expense is recognized net of estimated forfeitures, which are adjusted as actual forfeitures occur. Stock-based compensation expense is included in the accompanying statements of operations within the applicable expense classifications.

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share (“EPS”) is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. For the year ended December 31, 2025, diluted EPS includes the effect of securities that were dilutive during the period. Options and convertible preferred stock which are common stock equivalents were excluded from the diluted earnings per share calculation to the extent their effect would have been anti-dilutive (including, for example, awards that were out-of-the-money during the period). For the year ended December 31, 2024, the Company incurred a net loss; therefore, all potentially dilutive securities were considered anti-dilutive and were excluded from diluted EPS. See Note 7 for outstanding stock-options as of December 31, 2025.  See Note 7 for outstanding stock-options as of December 31, 2025. The weighted average shares outstanding – diluted is calculated as follows for the period ended December 31, 2025 and 2024:

Year Ended December 31,
2025
Net income attributable to common shareholders	1,472,852
Weighted average shares outstanding - basic	730,981,153
Effect of dilutive stock options	82,395,710
Effect of convertible preferred shares	399,893,680
Weighted average shares outstanding - diluted	1,213,270,543

Basic earnings per share	0.00
Diluted earnings per share	0.00

December 31,
2024
Net loss attributable to common shareholders	(16,536,658)
Weighted average shares outstanding - basic	699,099,798
Weighted average shares outstanding - diluted	699,099,798

Basic loss per share	(0.02)
Diluted loss per share	(0.02)

The number of shares of preferred stock underlying stock-based awards excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the years ended December 31 2025 and 2024 were as follows:

December 31,
2025
Potentially issuable shares
Stock options	46,218,620
Preferred stock	119,106,320

December 31,
2024
Potentially issuable shares
Stock options	48,668,522
Preferred stock	119,106,320

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

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies the effective date of ASU 2024-03, which requires public business entities to provide disaggregated disclosures of certain income statement expense captions. ASU 2025-01 specifies that the requirements are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027; early adoption is permitted. The adoption of ASU 2025-01 will not have a material effect on the Company's financial statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures, primarily by requiring more detailed information about a reporting entity’s effective tax rate reconciliation and income taxes paid.

The standard requires public business entities to disclose, on an annual basis, a tabular rate reconciliation using both percentages and reporting currency amounts, with specific categories and additional detail for reconciling items that meet a quantitative threshold. The amendments also require disclosure of income taxes paid, disaggregated by federal (national), state, and foreign jurisdictions, as well as by individual jurisdictions that are significant.

ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted.

The Company has adopted ASU 2023-09 on its consolidated financial statements and related disclosures on a prospective basis.

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

The estimated fair market values of investments in securities at December 31, 2025 and 2024 are as follows

	Cost	Gross Unrealized Gains/Loss	2025 Estimated Fair Value
Equity Securities	$1,856	$—	$1,856

	Cost	Gross Unrealized Gains/Loss	2024 Estimated Fair Value
Equity Securities	$1,856	$—	$1,856

Income loss from stock and warrant investments for 2025 consists of the following:

2024
Interest and dividends	$—
Realized and unrealized losses on investments	860,318
Total Loss	$860,318

2025
Interest and dividends	$—
Realized and unrealized losses on investments	2,603,038
Total Loss	$2,603,038

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2025 and December 31, 2024, property and equipment consisted of the following:

	December 31, 2025	December 31, 2024
Computer equipment	$194,768	$183,063
Software	3,753	3,753
Total property and equipment	198,521	186,816
Accumulated depreciation	(73,308)	(60,118)
Total property and equipment, net of depreciation	$125,213	$126,698

Depreciation expense for the year ended December 31, 2025 and 2024 was $13,191 and $15,303, respectively.

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

Based on the impact of investment from investors who joined the Company network via this acquisition we determined there was no impairment at December 31, 2025.

As of December 31, 2025 and 2024, the net carrying amount of the purchase was $15,035,049 and $18,463,620, respectively. Accumulated amortization as of December 31, 2025 and 2024 is $9,105,991 and $5,657,420, respectively. The amortization for the five succeeding fiscal years and thereafter is as follows:

2026	3,428,572
2027	3,428,572
2028	3,428,572
2029	3,428,572
2030	1,320,761
Total	15,035,049

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2025, the Company has authorized the issuance of 519,000,000 shares of our preferred stock with par value of $0.00001. Of these authorized shares, 207,000,000 are designated as Series A, 99,000,000 are designated as Series T, and 213,000,000 are designated as Series Seed.

Series A Preferred Stock

The Series A has liquidation priority over the Series Seed and common stock. In the event of the liquidation, dissolution or winding up of the Company, the Series A shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, before any payment is made to Series Seed or common stock, liquidation distributions, which will be paid ratably with the Series T in proportion to its respective liquidation preference. Holders of Series A will receive an amount equal to $0.0286 per share, as adjusted, plus all declared and unpaid dividends thereon to the date fixed for such distribution. If upon such event the assets of the Company legally available for distribution are insufficient to permit payment of the full preferential amount, the entire assets available for distribution to stockholders shall be distributed to the holders of the Series A and Series T ratably in proportion to the full preferential amounts for which they are entitled. The Series A votes on an as-converted basis. The Series A is convertible by the holder at any time after issuance at the conversion price, which equates to a one-to-one basis for common stock. The Series A is automatically convertible into common stock upon the earlier of 1) the vote or written consent of at least a majority of the voting power represented by the then outstanding shares of preferred stock or 2) the closing of a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, coverts the offer and sale of common stock at an offering price of not less than $0.1430 per share, as adjusted, with aggregate gross proceeds to the Company of not less than $15,000,000. In addition, the Series A has various anti-dilution provisions which take into account future sales and issuances of common stock and other dilutive instruments. As of December 31, 2025, there are 21,559,120 remaining shares available for issuance.

Series T Preferred Stock

The Series T have liquidation priority over the Series Seed and common stock. In the event of the liquidation, dissolution or winding up of the Company, the Series T shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, before any payment is made to Series Seed or common stock, liquidation distributions, which will be paid ratably with the Series A in proportion to its respective liquidation preference. Holders of Series T will receive an amount equal to $0.1465 per share, as adjusted, plus all declared and unpaid dividends thereon to the date fixed for such distribution. If upon such event the assets of the Company legally available for distribution are insufficient to permit payment of the full preferential amount, the entire assets available for distribution to stockholders shall be distributed to the holders of the Series A and Series T ratably in proportion to the full preferential amounts for which they are entitled. The Series T votes on an as-converted basis. The Series T is convertible by the holder at any time after issuance at the conversion price, which equates to a one-to-one basis for common stock. The Series T is automatically convertible into common stock upon the earlier of 1) the vote or written consent of at least a majority of the voting power represented by the then outstanding shares of preferred stock or 2) the closing of a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, coverts the offer and sale of common stock at an offering price of not less than $0.1465 per share, as adjusted, with aggregate gross proceeds to the Company of not less than $15,000,000. In addition, the Series T has various anti-dilution provisions which take into account future sales and issuances of common stock and other dilutive instruments. As of December 31, 2025, there are 89,357,920 remaining shares available for issuance.

Series Seed Preferred stock

The Series Seed have liquidation priority over the common stock. In the event of the liquidation, dissolution or winding up of the Company, the Series Seed shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, after any payment made to Series A and Series T, but before any payment is made to the Company’s common stock, an amount equal to $0.0083 per share, as adjusted, plus all declared and unpaid dividends thereon to the date fixed for such distribution. If upon such event the assets of the Company legally available for distribution are insufficient to permit payment of the full preferential amount, the entire assets available for distribution to stockholders shall be distributed to the holders of Series A and Series T first, then ratably in proportion to the full preferential amounts for which they are entitled to the Series Seed. The Series Seed votes on an as-converted basis. The Series Seed is convertible by the holder at any time after issuance at the conversion price, which equates to a one-to-one basis for common stock. The Series Seed is automatically converted into common stock upon the earlier of 1) the vote or written consent of at least a majority of the voting power represented by the then outstanding shares of preferred stock or 2) the closing of a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, converts the offer and sale of common stock at an offering price of not less than $0.1430 per share, as adjusted, with aggregate gross proceeds to the Company of not less than $15,000,000. In addition, the Series Seed has various anti-dilution provisions which take into account future sales and issuances of common stock and other dilutive instruments. As of December 31, 2025, there are 8,227,060 remaining shares available for issuance.

The following table summarizes the designation, shares authorized, and shares outstanding for the Company’s Preferred Stock:

Preferred Shares	Preferred Shares	Potentially Issuable

Preferred Stock Series Designation	Authorized	Outstanding	Preferred Shares
Series Seed	213,000,000	204,772,940	8,227,060
Series A	207,000,000	185,440,880	21,559,120
Series T	99,000,000	9,642,080	89,357,920

Common Stock

As of December 31, 2025 we had authorized the issuance of 1,580,000,000 shares of our common stock with par value of $0.00001.

During the year ended December 31, 2025, the Company sold  11,576,675 shares of common stock through its Regulation A offering for gross proceeds of $13,468,422 and incurred offering costs of $10,307,175.

During the year ended December 31, 2024, the Company sold 2,362,1730 shares of common stock through its Regulation A offering for gross proceeds of $2,553,913 and incurred offering costs of $339,997.

Stock Options

The 2025 Equity Incentive Plan (the “2025 Plan”) was adopted by the Board April 15, 2025. The 2025 Plan provides for the grant of awards to eligible employees, directors, consultants, independent contractors, and advisors in the form of Stock Options, Stock Appreciation Rights (“SARs”), Stock Awards, Restricted Stock and Stock Units, and stock or cash-based bonuses, (each, an “award” and collectively, “awards”). The number of shares authorized for issuance under the 2025 Plan is 80,000,000.

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

The Company valued options granted under the 2015 Plan under ASC 718 using the Black-Scholes pricing model. The granted options in 2025 and 2024 have exercise prices of $1.60, $1.38 and $1.25, generally vest over four years and expire in ten years. The stock options granted during the year ended December 31, 2025 and 2024 were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

	2025	2024
Expected life (years)	3.25 - 6.5	6.5
Risk-free interest rate	3.8 - 4.4%	4.0 -4.6%
Expected volatility	42.5 - 53.3%	39.5 - 45.7%
Annual dividend yield	0%	0%

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

A summary of the Company’s stock option activity and related information is as follows.

			Weighted
		Weighted	average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term
Outstanding at December 31, 2023	185,581,380	$0.11	6.50
Granted	22,930,000	1.25
Exercised	(3,413,447)	0.00
Expired/Cancelled	(21,966,455)	0.00
Outstanding at December 31, 2024	183,131,478	$0.20	6.50
Granted	13,130,000	1.27
Exercised	(31,349,417)	0.02
Expired/Cancelled	(6,083,838)	1.06
Outstanding at December 31, 2025	158,828,223	$0.59	4.85
Exercisable at December 31, 2025	123,335,521	$0.40	6.50
Vested and expected to vest at December 31, 2025	158,828,223	$0.59	4.85

The weighted average grant date fair values of options granted during the years ended December 31, 2025 and 2024 were $1.25 and $1.27 per option, respectively. The Company’s fair market value is based on the offering price in its Regulation A offerings at the time of grant. During the years ended December 31, 2025 and 2024, employees exercised their vested options to purchase 31,349,417 and 3,413,447 shares of common stock, and the Company received aggregate exercise proceeds of $630,633 and $44,675, respectively. The intrinsic value of the options exercised was $9,267,232 and $3,342,171 during the year ended December 31, 2025 and 2024, respectively.

Stock option expense for the years ended December 31, 2025 and 2024 was $9,041,054 and $11,280,017, respectively, and are included within the consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024
Cost of revenues	$1,011,972	$1,380,541
General and administrative	1,920,507	1,767,907
Sales and marketing	4,529,475	5,606,322
Research and development	1,579,100	2,525,247
Total	$9,041,054	$11,280,017

At December 31, 2025, the total compensation cost related to nonvested awards not yet recognized was approximately $18,539,725 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 2.74 years.

NOTE 8 – INCOME TAXES

The provision for income tax expense (benefit) consists of the following:

Current income tax expense (benefit)	-
Deferred income tax expense (benefit)	-
Total income tax expense (benefit)	-

Effective Rate Reconciliation:

Pre-Tax income (loss)	1,567,458

The U.S. Federal Statutory Tax Rate for 2024 is 21%. The reconciliation of the expected income tax expense (benefit)

and the actual income tax expense (benefit) is as follows:

	2025		2024
Expected Federal income tax expense (benefit)	329,166	21.00%	(3,618,587)	22.10%
State income tax expense (benefit)	109,722	7.00%	(1,206,196)	7.37%
Stock option compensation	3,004,309	191.67%	4,278,405	(26.13)%
Section 162(m) Limitation	(246,015)	(15.70)%	(980,000)	5.98%
Other permanent differences	3,924	0.25%	1,047	(0.01)%
Prior Year True-Up Adjustments	(1,631,306)	(104.07)%	(5,135,090)	31.36%
Change in Valuation Allowance	(1,569,800)	(100.15)%	6,660,421	(40.67)%
Total income tax expense (benefit)	-		-

The Company has U.S. Federal net operating loss (NOL) carryovers of $12,405,481. Under the Tax Cuts and Jobs Act (TCJA), Federal NOL's incurred in taxable years beginning in 2018 and later have an indefinite carryforward period, but the use of the NOL carryover is limited to 80% of taxable income in the subsequent year. Federal NOL Carryovers incurred prior to 2018 expire after 20 years. The Company has $2,017,492 of Federal NOL carryovers incurred prior to 2018 which begin to expire in 2036. The Company has NOL carryovers in California of $25,502,428 which begin to expire in 2034. NOL carryovers and capital loss carryovers are a benefit to the Company in the form of future tax savings and such carryovers are recorded as deferred tax assets, subject to a valuation allowance.

The Company incurred $94,606 in tax expense in 2025 in relation to franchise tax fees and entity fees within the state of Delaware and California, respectively. This amount is shown on the Statement of Operations as Taxes – Other.

Net deferred income tax assets (liabilities) are comprised of the following:

	2025	2024
Deferred tax assets (liabilities)
Net Operating Loss Carryovers	4,390,321	5,924,165
Credit Carryovers	3,883,221	3,518,227
Capitalized Research and Development	2,001,375	2,405,729
Reserves and Allowances	1,862	-
Capital Loss Carryover	20,730	21,557
Depreciation	416	(1,953)
Deferred Tax Assets	10,297,925	11,867,725
Less: Valuation Allowance	(10,297,925)	(11,867,725)
Net Deferred Tax Assets	-	-

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company is currently owed $180,610 from StartEngine Collectibles LLC in relation to the fees associated with initiating and selling collectible assets since the inception of the fund. Additionally, the Company is owed $28,750 from StartEngine Loans, LLC, who incurred entity startup and legal costs for the Company during its startup, in relation to legal fees for creating the entity. The Company invested $37,000 in S.A. StartEngine, a European entity for international offerings. Finally, the Company owes StartEngine REIT LLC, who owned the apartment building the Company had an interest in until its sale in 2025,  $12,470 related to fees for selling an apartment building the Company sold in 2025. All of these entities are under common ownership with the Company.

The Company has an outstanding balance of $432,925 owed to selling shareholders from disbursements related to its OWN equity raise as of December 31, 2025.

The Company retained American Incline LLC for consulting services in 2025. Ronald Miller, a co-founder and executive chairman of StartEngine is a registered agent at American Incline. The Company paid $119,829 to American Incline in 2025.

The Company offers accredited investors the opportunity to purchase membership interests in investment vehicles known as “SE Funds”, which are Series LLCs of StartEngine Private LLC which hold single portfolio companies, and StartEngine Private Funds LLC which hold multiple portfolio companies, through its StartEngine Private product offering. These SE Funds invest in shares of venture capital-backed, late-stage private companies (“underlying securities”). During the year ended 2025, the Company purchased $71,537,246 of Private investments and has a balance of $37,300 in Accounts Payable at year end. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC.

StartEngine Primary LLC, a wholly-owned, FINRA-member and SEC-registered broker-dealer subsidiary of the Company, markets offerings of SE Fund membership interests to accredited investors. These offerings are conducted pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The Company generates revenue from the sale of underlying securities to SE Funds and recognizes such amounts as StartEngine Private revenue. This revenue can be found on the table in Note 2, as a major component of the Company’s revenues.

The Company records the acquisition cost of these securities as cost of revenue. Accordingly, transactions between the Company and the SE Funds, including the sale of securities to such affiliated investment vehicles, constitute related party transactions.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after December 31, 2025.

On March 17, 2026, StartEngine Crowdfunding, Inc. (the “StartEngine” or “Company”) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Vinovest, Inc., a privately-held company located in West Hollywood, California (“Vinovest”), Project Vineyard Acquisition Inc., a wholly-owned subsidiary of StartEngine (“Merger Sub”), Andrew Zhang, solely in his capacity as the representative, agent and attorney-in-fact of the Participating Stockholders (the “Stockholders’ Representative”), and the Participating Stockholders of Vinovest. The “Participating Stockholders” includes holders of Vinovest’s preferred stock, SAFE notes and common stock.

Pursuant to the Merger Agreement, StartEngine acquired Vinovest in a transaction in which Merger Sub merged with and into Vinovest, with Vinovest becoming a wholly-owned subsidiary of StartEngine (the “Merger”). Vinovest is a platform for fine wine and whisky investment.

Pursuant to the Merger Agreement, StartEngine will issue an aggregate of 8,750,000 shares of Common Stock of StartEngine at a price per share of $1.60 to the Participating Stockholders of which 1,750,000 shares are held back for potential indemnification obligations and if not needed will be released to the Participating Shareholders on the 12-month anniversary of the closing. Any such held-back shares not required to satisfy such contingencies will be released to the Participating Stockholders on the 12-month anniversary of the closing.

The total value of the transaction was $14,000,000.00.

Through the issueance date, the Comppany granted employees 12,410,000 options as part of its compensation plan. These shares were all granted at a $1.60 strike price with board consent on February 27, 2026.

Except for those stated above, management as evaluated subsequent events through the date the financials were available to be issued and noted no additional subsequent events.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, has evaluated as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective as of December 31, 2025 based on material weaknesses in our internal control over financial reporting described below.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025 due to a material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

●	Lack of segregation of duties in the recording and posting of journal entries;
●	Control deficiency in revenue recognition, including relating to investments received as compensation;
●	Failure to properly reconcile investment shares the Company has received as compensation.

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

The Company’s registered public accounting firm has not provided an attestation report on the Company’s internal control over financial reporting as of December 31, 2025, because the Company is an emerging growth company as defined by SEC Rule 405 of the Securities Act of 1933, as amended, and Rule 12b-2 of the Exchange Act.

Changes in Internal Control Over Financial Reporting

During preparation for financial reporting related to the year ended December 31, 2025, and based on communication from the auditors, the Company discovered certain material weaknesses described above. Management continues to evaluate the material weakness discussed above, has created a remediation plan that we have already begun implementing and continue to finalize that plan's implementation. Specifically, management is in the process of developing and implementing a plan to review offering results of the Company’s current and prior clients as well as their agreements to confirm the accuracy and amount of investment shares received as compensation. Going forward, the Company intends to implement a more stringent review process and notes that such investment shares are no longer a standard component of its compensation arrangements with clients. With respect to segregation of duties in the reporting and posting of journal entries, the Company is evaluating options and processes to enhance and strengthen its current control structure.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

As of March 31, 2026, our directors, executive officers and significant employees were as follows:

			Term of Office (if	Approximate hours
			indefinite, give date	per week (if
Name	Position	Age	appointed)	part-time)/full-time
Executive Officers:
Howard Marks	CEO	63	January 1, 2014, Indefinitely	Full-time
Johanna Cronin	Chief Marketing Officer	37	March 2014, Indefinitely	Full-time
Jonathan Reyes	Chief Compliance Officer	39	March 2020, Indefinitely	Full-time
Joshua Amster	Chief Revenue Officer	35	July 2016, Indefinitely	Full-time
Hunter Strassman	Chief Financial Officer	34	October 2021, Indefinitely	Full-time
Joseph Mathews	Chief Technology Officer	53	March 2019, Indefinitely	Full-time

Directors:
Howard Marks	Director	63	April 17, 2014, Indefinitely
Ronald Miller	Director and Chairman	63	April 17, 2014, Indefinitely

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

Joshua Amster, Chief Revenue Officer

Josh Amster is Chief Revenue Officer at StartEngine. He joined StartEngine in February of 2016. Before joining StartEngine, he worked alongside Allen Jebsen in business development and sales operations at AEG. He graduated from Middlebury College with a Bachelor of Arts in History. He holds his Series 7, 63, 79, and 24 certifications from FINRA.

Hunter Strassman, Chief Financial Officer

Hunter Strassman is Chief Financial Officer and is responsible for the finance and operations of StartEngine. Prior to joining StartEngine in April 2021, Hunter worked as the Director of Finance at AlphaFlow, a real estate asset management platform (November 2018 to April 2021). From July 2017 to November 2018, Hunter was the Senior Controller at Karbone Inc., a leading renewable energy brokerage. From January 2017 to July 2017, Hunter was the assistant controller at ACT Commodities. Hunter began his career at the public accounting firm Grant Thornton in their New York office, where he focused on hedge funds, private equity and fund of funds.

Hunter received his Bachelors in Accounting from Bentley University, and a Masters in Taxation from Baruch College. Hunter is a licensed CPA in the State of New York, is a member of the AICPA, and holds the Series 7, 63, 24 and 27 certifications from FINRA. He has also passed the CISA and CRISC exams administered by ISACA.

Joseph Mathews, Chief Technology Officer

Joe Mathews is Chief Technology Officer at StartEngine, and has been leading Engineering and Product teams. Joe started his engineering career with NIIT Technologies, followed by Microsoft Inc, after which he worked for a number of startups, including co-founding one. In May 2017, Joe worked as Director of Platform Engineering at Science37, and since July of 2018, he’s been enjoying his work at StartEngine.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Based solely on our review of the copies of such forms and written representations of the Reporting Persons received by us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons with respect to the year ended December 31, 2025.  The Company notes that due to administrative oversight for the fiscal year end December 31, 2024, a late form 4 was filed for Joe Mathews.  The form 4 filed on December 4, 2024 included a transaction that occurred on October 7, 2024.

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

This section describes the material elements of the compensation awarded to, earned by, or paid to our Chief Executive Officer, Howard Marks, and our two most highly compensated executive officers (other than our Chief Executive Officer), Johanna Cronin, Chief

Marketing Officer, Joshua Amster, Chief Revenue Officer, and Hunter Strassman, Chief Financial Officer, for our fiscal year ended December 31, 2025.

							Nonqualified
						Nonequity	deferred
Name and				Stock	Option	incentive plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position		($)	($)(1)	($)	($)(1)(2)(3)	($)	($)	($)	($)
Howard Marks, Chief Executive Officer	2025	$745,000	$1,075,000	$—	$294,075	$—	$—	$—	$2,114,075
	2024	$745,000	$745,000	$—	$1,288,200	$—	$—	$—	$2,778,200
Johanna Cronin, Chief Marketing Officer	2025	$400,000	$730,000	$—	$464,850	$—	$—	$—	$1,594,850
	2024	$300,000	$400,000	$—	$644,100	$—	$—	$—	$1,294,100
Hunter Strassman, Chief Financial Officer	2025	$300,000	$630,000	$—	$464,850	$—	$—	$—	$1,394,850
	2024	$300,000	$350,000	$—	$644,100	$—	$—	$—	$1,294,100
(1)	Options, if any, have been granted for fiscal year 2026 for the 2025 fiscal year.
(2)

Amounts reflect the aggregate grant date fair value of the options granted in 2025 and 2024, computed in accordance with Financial Accounting Standards Board ASC Topic 718 (ASC 718). This amount does not reflect the actual economic value realized by the officer.

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

2025 Equity Incentive Plan

The 2025 Equity Incentive Plan (the “2025 Plan”) was adopted by the Board April 15, 2025. The 2025 Plan provides for the grant of awards to eligible employees, directors, consultants, independent contractors, and advisors in the form of Stock Options, Stock Appreciation Rights (“SARs”), Stock Awards, Restricted Stock and Stock Units, and stock or cash-based bonuses, (each, an “award” and collectively, “awards”). The number of shares authorized for issuance under the 2025 Plan is 80,000,000.

The Amended and Restated 2015 Equity Incentive Plan is administered by our Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the 2025 Plan cannot exceed ten years. As of December 31, 2025, the Plan had 30,375,940 shares of Common Stock reserved for issuance.

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

The Amended and Restated 2015 Equity Incentive Plan is administered by our Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the Amended and Restated 2015 Equity Incentive Plan cannot exceed ten years. As of December 31, 2025, the Plan had 30,375,940 shares of Common Stock reserved for issuance.

Employment Agreements with Key Executives

We entered into an employment agreement Mr. Marks, our CEO, with an effective date of January 1, 2024. The agreement is for two years, and will automatically renew for an additional one year period, unless either party gives notice more than sixty days prior to the initial term date of the agreement or each renewal period. The agreement provides that Mr. Marks’ base salary will be $745,000. Mr. Marks is eligible to participate in all employee bonus plans of Company, if any. Mr. Marks is also entitled receive bonuses for 2025 fiscal year of 10% of his salary if the Company achieves positive EBITDA under $5 million, 50% of his base salary until $10M EBITDA and 100% of his salary if EBITDA is $10M. In 2025, Mr. Marks received 750,000 stock options exercisable at $1.38 per share and vesting over four (4) years. At this time, no options have been granted in 2026.

Compensation and Insider Participation

During 2025, the Company did not have a compensation committee or any other committee performing equivalent functions of a compensation committee. Howard Marks, our Chief Executive Officer, in his capacity as a director, participated in deliberations of the Board concerning executive officer compensation and was employed by the Company.

Director Compensation

There is currently no agreement or arrangement to pay any of our directors for their services as directors.

Outstanding Equity Awards at Fiscal Year-End

Option awards						Stock awards
								Market	Equity	Equity incentive
				Equity incentive				value of	incentive	plan awards:
				plan awards:				shares or	plan awards:	market
				number			Number	units of	number of	or payout
		Number of	Number of	of securities			of shares	stock	unearned	value of
		securities	securities	underlying	Option		or units	that have	shares, units or	unearned
		underlying	underlying	unexercised	exercise		of stock	not	other rights that	shares, units or
		unexercised	unexercised	unearned	price	Option	that have	vested	have not	other rights that
	Grant	options - (#)	options - (#)	options		expiration	not vested		vested	have not vested
Name	date	exercisable	unexercisable	(#)	($)	date	(#)	($)	(#)	($)
Howard Marks, Chief Executive Officer	1/13/2018	6,000,000	—	—	0.013	1/13/2028	—	—	—	—
	12/16/2020	6,000,000	—	—	0.217	12/16/2030	—	—	—	—
	1/1/2022	6,000,000	—	—	0.675	1/1/2032	—	—	—	—
	6/14/2024	784,722	—	1,215,278	1.380	6/14/2034	—	—	—	—
	6/13/2025	—	—	750,000	1.380	6/13/2030	—	—	—	—
Johanna Cronin, Chief Marketing Officer	6/15/2015	—	—	—	0.004	6/15/2025	—	—	—	—
	2/7/2017	—	—	—	0.005	6/15/2025	—	—	—	—
	1/13/2018	—	—	—	0.013	2/7/2027	—	—	—	—
	1/18/2018	—	—	—	0.013	1/13/2028	—	—	—	—
	4/23/2019	3,000,000	—	—	0.125	1/18/2028	—	—	—	—
	5/15/2019	1,500,000	—	—	0.125	4/23/2029	—	—	—	—
	1/2/2020	3,000,000	—	—	0.125	5/15/2029	—	—	—	—
	12/16/2020	1,500,000	—	—	0.217	1/2/2030	—	—	—	—
	1/1/2022	800,000	—	—	0.675	12/16/2030	—	—	—	—
	4/18/2023	686,111	—	313,889	1.250	1/1/2032	—	—	—	—
	6/14/2024	294,271	—	455,729	1.250	4/18/2033	—	—	—	—
	6/13/2025	—	—	750,000	1.250	6/13/2035	—	—	—	—
Hunter Strassman, Chief Financial Officer	4/19/2021	581,812	—	—	0.217	4/19/2031	—	—	—	—
	1/1/2022	800,000	—	—	0.675	1/1/2032	—	—	—	—
	4/18/2023	686,111	—	313,889	1.250	4/18/2033	—	—	—	—
	6/14/2024	294,271	—	455,729	1.250	6/14/2034	—	—	—	—
	6/14/2025	—	—	750,000	1.250	6/13/2035	—	—	—	—

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

For the years ended December 31, 2025 and 2023, no members of our board of directors received compensation in their capacity as directors.

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

		Amount	Amount
		and	and
		nature of	nature of
	Name and address	beneficial	beneficial		Percent of
Title of class	of beneficial owner	ownership	ownership acquirable		Class (2)
Common Stock	Howard Marks (1)(4)	178,527,327	12,000,000	(5)	23.54%
			18,868,068	(6)	28.46	%(3)
Common Stock	The Ronald David Miller Trust U/A 08/04/2020 (Ron Miller) (1)	77,269,392	6,000,000	(5)	10.62%
			3,000,000	(6)	11.75	%(3)
Common Stock	SE Agoura Investment LLC (7)	2,094,595	182,966,180	(5)	0.41%
					20.98	%(3)
Common Stock	The Lee Miller Trust UA 09/05/2020 (Lee Miller) (8)	77,269,392	6,000,000	(5)	10.62%
			3,000,000	(6)	11.75	%(3)
Common Stock	All executive officers and directors as a group (7 members including Howard Marks and Ron Miller)(1)	254,470,518	18,000,000	(5)	36.20%
			69,311,668	(7)	43.68%
Preferred Stock	Howard Marks (4)	12,000,000			3.00%

Preferred Stock	The Ronald David Miller Trust U/A 08/04/2020 (Ron Miller)(1)	6,000,000			1.50%

Preferred Stock	SE Agoura Investment LLC (7)	182,966,180			45.75%

Preferred Stock	The Lee Miller Trust UA 09/05/2020 (Lee Miller)	6,000,000			1.50%

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o StartEngine Crowdfunding, Inc., 4100 W Alameda Ave., Suite 300, Burbank, California 91505
(2)	Based on 702,861,520 shares of Common Stock, 399,893,680 shares of Preferred Stock outstanding.
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

(8) 57,269,392 shares held in Lee Miller Trust, 20,000,000 shares held in trust in which Lee Miller is the trustee.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Except as otherwise indicated herein, there have been no related party transactions or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

The Company retained American Incline LLC (“American Incline”) for consulting services in 2025. Ronald Miller, one of our directors, is the sole owner of American Incline. The Company paid $119,829 to American Incline in 2025. In 2026, the Company began paying a monthly fee of $15,000 for consulting services.

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

StartEngine Primary LLC, a wholly-owned, FINRA-member and SEC-registered broker-dealer subsidiary of the Company, markets offerings of SE Fund membership interests to accredited investors. These offerings are conducted pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The Company generates revenue from the sale of underlying securities to SE Funds and recognizes such amounts as revenue.

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

Item 14.Principal Accountant Fees and Services

The following is a summary of fees paid to the Company’s independent accountant for services rendered.

	For the year ended
	December 31, 2025 (1)	December 31, 2024
Audit fees (2)	$135,000	$166,500
Audit-related fees (3)	$95,500	$227,100
Total fees	$230,500	$393,600

(1)	The Company engaged Haynie & Company as the Company’s independent accounting firm for the fiscal year ending December 31, 2025 and 2024.
(2)	Audit fees consist of the fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.
(3)	Audit-related fees consist of the fees billed in each of the last two fiscal year for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.” Audit related fees for 2024 include 1) Re-audit of 2022 financial statements and amending 10-

K ($133,000) and standalone audit of subsidiary StartEngine Primary ($94,100). Audit related fees for 2025 include standalone audit of subsidiary StartEngine Primary ($92,500) and S-8 review ($3,000).

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

All the services of Haynie & Company for 2025 and 2024 described above were pre-approved by the Board.

PART IV

Item 15.Exhibit and Financial Statement Schedules

1.	Financial Statements

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F to F-25 of this annual report on Form 10-K

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.	Exhibits (including those incorporated by reference).

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation	8-K	000-56415	3.1	May 10, 2024
3.2	Second Amended and Restated Bylaws	8-K	000-56415	3.2	May 10, 2024
4.1	Second Amended and Restated Investors’ Rights Agreement	1-A	024-11177	3.1	March 12, 2020
10.1	Amended and Restated 2015 Equity Incentive Plan	1-A	024-11806	6.1	February 13, 2023
10.2+*	Employment Agreement effective as of January 1, 2024 (Howard Marks)	10-K	000-56415	10.2	March 31, 2025
10.3	Asset Purchase Agreement	8-K	000-56415	99.2	November 28, 2022
10.4	2025 Equity Incentive Plan	10-Q	000-56415	10.4	May 15, 2025
10.5	Merger Agreement dated March 17, 2026	8-K	000-56415	10.1	March 23, 2026
19.1	Insider Trading Policy	10-Q	000-56415	19.1	August 6, 2025
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Howard Marks, principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	000-56415	31.1		X
31.2	Certification of Hunter Strassman, principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	000-56415	31.2		X

32.1 #	Certification of Howard Marks, principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	000-56415	32.1	X
32.2 #	Certification of Hunter Strassman, principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	000-56415	32.2	X
+	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to the instructions to Item 601(a) of Regulation S-K.
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
Date: March 31, 2026
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard Marks
Howard Marks, Chief Executive Officer and Director

Date: March 31, 2026

/s/ Hunter Strassman
Hunter Strassman, Chief Financial Officer and Principal Accounting Officer
Date: March 31, 2026

/s/ Ronald Miller
Ronald Miller, Director and Chairman
Date: March 31, 2026