Form 10-Q
period 2026-03-31
STARTENGINE CROWDFUNDING, INC.
filed 2026-05-20
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 758,339,621 shares of Common Stock, par value $0.00001 per share, of the registrant issued and outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025

Assets
Current assets:
Cash	$30,585,016	$28,387,261
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	1,847,100	1,108,093
Other current assets	1,248,404	929,326
Total current assets	33,682,376	30,426,536

Property and equipment, net	142,315	125,213
Investments - warrants	54,021	54,021
Investments - Stock	8,921,144	9,142,997
Investments - Private	14,140,085	13,990,161
Investments - Collectibles	3,953,042	2,362,083
Due from related party	196,890	233,890
Intangible assets, net	26,760,638	15,035,049
Other assets	33,847	33,847
Total assets	$87,884,358	$71,403,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,497,191	$990,993
Accrued liabilities	10,355,379	10,196,824
Deferred revenue	3,757,788	3,569,450
Total current liabilities	15,610,358	14,757,267

Total liabilities	15,610,358	14,757,267

Commitments and contingencies (Note 6)

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 207,000,000 shares authorized, 185,440,880 and 185,440,880 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectfully, liquidation preference of $5,310,409 and $5,310,409 at March 31, 2026 and December 31, 2025, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 99,000,000 shares authorized, 9,642,080 and 9,642,080 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively, liquidation preference of $1,414,486 and $1,414,486 at March 31, 2026 and December 31, 2025, respectively.	983,634	983,634
Series Seed Preferred Stock, par value $0.00001, 213,000,000 shares authorized, 204,772,940 and 204,810,720 and shares issued and outstanding at March 31, 2026 and December 31, 2025, respectfully, liquidation preference of $1,707,675 and $1,707,990 at March 31, 2026 and December 31, 2025, respectively.	1,706,441	1,706,441
Common stock, par value $0.00001, 1,580,000,000 shares authorized, 758,266,544 and 702,861,520 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	7,582	7,457
Additional paid-in capital	126,239,067	108,376,818
Noncontrolling interest	(13,251)	(13,251)
Accumulated deficit	(61,936,140)	(59,701,236)
Total stockholders’ equity	72,274,000	56,646,530
Total liabilities and stockholders’ equity	$87,884,358	$71,403,797

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenues	$25,049,691	$30,364,357

Cost of revenues	18,190,810	20,299,424

Gross profit	6,858,881	10,064,933

Operating expenses:
General and administrative	4,019,366	3,328,479
Sales and marketing	3,706,012	3,337,696
Research and development	1,418,463	1,399,602
Impairment of shares received for fees	442,030	298,945
Total operating expenses	9,585,871	8,364,722

Operating income (loss)	(2,726,990)	1,700,211

Other income (expense)
Other income (expense), net	513,820	25,580
Total other income (expense), net	513,820	25,580

Income (loss) before provision for income taxes	(2,213,170)	1,725,791

Taxes - Other	21,734	8,340

Net income (loss)	$(2,234,904)	$1,717,451

Weighted average earnings per share - basic	$(0.00)	$0.00
Weighted average shares outstanding - basic	731,535,873	699,704,280

Weighted average earnings per share - diluted	$(0.00)	$0.00
Weighted average shares outstanding - diluted	731,535,873	1,220,554,430

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2024	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	702,861,520	$7,028	$95,543,998	$(13,251)	$(61,174,088)	$42,340,744
Sale of Common Stock	—	—	—	—	—	—	1,922,194	19	2,125,007	—	—	2,125,026
Offering Costs	—	—	—	—	—	—	—	—	(1,444,755)	—	—	(1,444,755)
Stock compensation expense	—	—	—	—	—	—	—	—	2,651,080	—	—	2,651,080
Net income	—	—	—	—	—	—	—	—	—	—	1,717,451	1,717,451
Balance at March 31, 2025	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	704,783,714	7,047	98,875,330	(13,251)	(59,456,637)	47,389,546

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2025	185,440,880	$5,286,667	9,642,080	$983,634	204,772,940	$1,706,441	745,825,392	$7,457	$108,376,818	$(13,251)	$(59,701,236)	$56,646,530
Sale of common Stock	—	—	—	—	—	—	3,653,075	37	5,117,792	—	—	5,117,829
Vinovest acquisition	—	—	—	—	—	—	8,750,000	88	13,999,912	—	—	14,000,000
Exercise of stock options	—	—	—	—	—	—	38,077	—	8,250	—	—	8,250
Offering Costs	—	—	—	—	—	—	—	—	(4,101,971)	—	—	(4,101,971)
Stock compensation expense	—	—	—	—	—	—	—	—	2,838,266	—	—	2,838,266
Net loss	—	—	—	—	—	—	—	—	—	—	(2,234,904)	(2,234,904)
Balance at March 31, 2026	185,440,880	5,286,667	9,642,080	983,634	204,772,940	1,706,441	758,266,544	7,582	126,239,067	(13,251)	(61,936,140)	72,274,000

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE CROWDFUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$(2,234,904)	$1,717,451
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,078	4,806
Amortization	928,580	857,143
Bad debt expense	24,100	100,942
Fair value of investments - other received for fees	(220,177)	(609,121)
Impairment of investments - other received for fees	442,030	298,945
Stock-based compensation	2,838,266	2,651,080
Changes in operating assets and liabilities:
Accounts receivable	(714,428)	690,280
Other current assets	213,902	528,004
StartEngine Private stock purchases	(17,668,150)	(16,794,014)
Proceeds from sale of StartEngine Private stock	17,518,226	17,130,205
Purchase of investments- collectibles	(462,101)	—
Due from related parties	37,000	—
Accounts payable	(178,218)	240,005
Accrued liabilities	(3,065,101)	(1,260,830)
Deferred revenue	188,338	329,381
Net cash provided by (used in) operating activities	(2,351,559)	5,884,277

Cash flows from investing activities:
Cash proceeds from Vinovest	3,536,944	—
Purchase of property and equipment	(11,738)	(3,864)
Proceeds from sale of real estate	—	1,479,310
Net cash provided by investing activities	3,525,206	1,475,446

Cash flows from financing activities:
Proceeds from sale of common stock	5,117,829	2,125,026
Offering costs	(4,101,971)	(1,444,755)
Proceeds from exercise of employee stock options	8,250	—
Net cash provided by financing activities	1,024,108	680,271

Increase (decrease) in cash and restricted cash	2,197,755	8,039,994
Cash and restricted cash, beginning of period	28,387,261	10,842,297
Cash and restricted cash, end of period	$30,585,016	$18,882,291

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$21,734	$8,340
Non Cash Investing & Financing Activities
Purchase of Vinovest, Inc., net of cash received	$14,000,000	$—

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

The Company aims to revolutionize the startup financing model by helping both accredited and non-accredited investors invest in private companies on a public platform. StartEngine Crowdfunding Inc. has wholly-owned subsidiaries, StartEngine Capital LLC, StartEngine Secure LLC, StartEngine Assets LLC, StartEngine Primary LLC, StartEngine Private Manager LLC, StartEngine Inc., S.A. StartEngine and StartEngine Adviser LLC. StartEngine Capital LLC is a funding portal registered with the US Securities and Exchange Commission (SEC) and a member of the Financial Industry Regulatory Authority (FINRA), StartEngine Secure LLC is a transfer agent registered with the SEC. StartEngine Assets LLC was formed in 2020 to buy, hold and manage assets in various asset classes such as real estate, automobiles, luxury goods and royalty-producing intangible assets. StartEngine Primary LLC was formed in October 2017 and received approval to operate as a registered broker-dealer in July 2019. On April 16, 2020, StartEngine Primary LLC received approval to operate as an alternative trading system. Since 2023, the Company has been providing accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, an exempt reporting adviser. The Company’s mission is to empower thousands of companies to raise capital and create significant amounts of jobs over the coming years. On March 17, 2026, the Company acquired Vinovest, Inc. a premium wine and whisky investment platform, and was paid for by issuing 8,750,000 shares of StartEngine common stock at $1.60 per share valuation for a total value of $14 million.

Management Plans

The Company’s revenue producing activities commenced in 2015 with the approved start of Title IV of the JOBS Act, which created new rules for Regulation A, and increased since then with the start of Regulation Crowdfunding under Title III of the JOBS Act.

The Company has unrestricted cash and cash equivalents of approximately $26.8 million, which its management believes will cover operating expenses for the foreseeable future. The Company’s management believes that there is no substantial doubt about the Company’s ability to continue as a going concern at this time as the Company has experienced a large cash inflow, primarily from StartEngine Private revenue.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP. The condensed consolidated financial statements include the accounts of StartEngine Crowdfunding, Inc., its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2026.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of StartEngine Crowdfunding, Inc.’s wholly-owned subsidiaries, StartEngine Capital LLC, StartEngine Secure LLC, StartEngine Primary LLC, StartEngine Assets LLC StartEngine Adviser LLC, StartEngine Private Manager LLC and Vinovest Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amount of expenses during the reporting periods. Significant estimates include the allocation of assets acquired, value of marketable securities, the value of stock and warrants received as compensation and collectability of accounts receivable. Actual results could materially differ from these estimates. It is reasonably possible that changes in estimates will occur in the near term.

Cash and Restricted Cash

Cash of $3,762,066 has been segregated in to special reserve bank accounts for the benefit of customers under rule 15c3-3 of the Securities and Exchange Act of 1934. The following table provides a reconciliation of cash and restricted cash reported within the statement of financial condition with the total of the same such amounts presented in the statement of cash flows:

Cash and cash equivalents	$26,822,950
Cash segregated under federal and other regulations	3,762,066
$30,585,016

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) whether the issuer have made an offering in the current year, (ii) if so, the valuation of the stock in the offering, and (iii) if not, the Company will write down the stock value at a flat 33% rate. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, plus adjustments for gross up, less write downs in accordance with ASC 321-10-35-2. During the three months ended March 31, 2026 and 2025, the Company received stock with a cost of $220,179 and $609,121 respectively, as payment for fees. During the three months ended March 31, 2026 and 2025, impairment expense related to shares received amounted to $442,030 and $298,945 respectively.

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

Industry	March 31, 2026	December 31, 2025
AI Chips	$545,009	$1,689,039
Sales Technology	332,090	113,200
AI Software	11,120,318	8,797,502
Software Development	20,174	20,174
Medical Technology	47,830	134,884
Blockchain Technology	298,620	57,200
Rare Earth Materials	375,375	375,375
Advanced Materials	77,849	215,180
Banking	356,138	-
AI Vehicles	-	143,187
Defense Technology	125,998	298,254
Prediction Markets	311,728	843,750
Robotics	441,893	270,509
Space Technology	87,063	1,031,907
Total	$14,140,085	$13,990,161

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2026. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	54,021	54,021
Investment - stock	50,623	—	8,870,521	8,921,144
Non-Fungible Token ("NFT")	718	—	—	718
	$51,341	$1,856	$8,924,542	$8,977,739

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	54,021	54,021
Investment - stock	5,895	—	9,137,102	9,142,997
Non-Fungible Token ("NFT")	718	—	—	718
	$6,613	$1,856	$9,191,123	$9,199,592

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the three months ended March 31, 2026 and 2025 as it relates to Investments – warrants and Investments – stock, respectively:

Investments-
Warrants
Fair value at December 31, 2025	$54,021
Receipt of warrants	—
Change in fair value of warrants	—
Fair value at March 31, 2026	$54,021

Investments-
Stock
Fair value at December 31, 2025	$9,142,997
Receipt of stock	220,179
Impairment of stock	(442,032)
Fair value at March 31, 2026	$8,921,144

The following range of variables were used in valuing Level 3 warrant assets during the three months ended March 31, 2026:

2026
Expected life (years)	0.17 -3.08
Risk-free interest rate	3.73%
Expected volatility	75.0 - 160.0%
Annual dividend yield	0%
Underlying share values	$0.43 - 2.50
Strike Prices	$0.30 - $100.00

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and are non-interest-bearing. Bad debt expense for three months ended March 31, 2026 and 2025 was $24,100 and $100,942, respectively. The Company had an allowance for credit losses at March 31, 2026 of $6,650 and no allowance at December 31, 2025.

As of March 31, 2026 the Company had accounts receivable over 90 days totaling $0.

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

The below is a breakdown of the types of collectibles and their value held as of March 31, 2026 and December 31, 2025:

	Period Ended March 31,	Period Ended December 31,
	2026	2025

Wine	$278,360	$278,360
Trading Cards	466,484	466,484
Artwork	1,322,942	1,322,942
Comic Books	240,451	240,451
NFT	718	718
Watches	53,128	53,128
Vinovest	1,590,959	—

Total collectibles	$3,953,042	$2,362,083

Noncontrolling Interest

The Company presents third party minority interests in subsidiaries in accordance with ASC 810, Consolidation. Under that topic, such minority interests are presented on the Company’s balance sheet within the equity section as noncontrolling interest.

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs of $4,101,971 and $1,444,755 charged to stockholders’ equity during the three months ended March 31, 2026 and 2025, respectively.

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

Vinovest provides investors the opportunity to invest and sell fine wine and whisky products on its platform. Vinovest will purchase and liquidate purchases of wine and whisky and will charge a transaction fee for this service. Additionally, the investors will be charged a recurring payment for storage, insurance and management, a portion of which is paid to Vinovest.

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

The Company’s contracts with customers generally have a term of one years or less. The Company had deferred revenue of $3,757,788 and $3,569,450 as of March 31, 2026 and December 31, 2025, respectively, related to performance obligations yet to be fulfilled. The Company had no other customer contract assets.

During the three months ended March 31, 2026 and 2025, disaggregated revenue was made up of the following categories associated with the above-described services:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2026	2025

Regulation Crowdfunding platform fees	$1,968,122	$1,802,197
Regulation A commissions	293,618	1,432,818
StartEngine Premium	138,000	813,895
StartEngine Secure	318,475	348,270
StartEngine Private	20,492,314	24,620,809
Venture Club revenue	1,381,762	1,343,208
Vinovest	272,241	—
Other service revenue	185,159	3,160

Total revenues	$25,049,691	$30,364,357

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, and certain software subscription fees that are required to provide services to our issuers. Additionally, costs related to StartEngine Private, which includes the cost basis of the stock as well as the acquisition fees related to obtaining the stock included in the offerings.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to our website and future product offerings, email and other tools that are utilized for client related services and outreach. During the three months ended March 31, 2026 and 2025, research and development costs were $1,418,463 and $1,399,602 respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or canceled during the periods reported. Stock-based compensation is recognized as an expense over the employee’s requisite vesting period and over the non-employee’s period of providing goods or services. The Company recognized a significant increase in Stock-Based Compensation year over year as both the fair value grant and the employee count increased, further increasing the a granted.

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the three months ended March 31, 2026 as the effects would be anti-dilutive. See Note 6 for outstanding stock-options as of March 31, 2026. The weighted average shares outstanding – basic and diluted is calculated as follows for the period ended March 31, 2026 and 2025:

Three Months Ended March 31,
2026
Net income attributable to common shareholders	(2,234,904)
Weighted average shares outstanding - basic and diluted	731,535,873

Basic earnings per share	0.00
Diluted earnings per share	0.00

Three Months Ended March 31,
2025
Net income attributable to common shareholders	1,717,451
Weighted average shares outstanding - basic	699,704,280
Effect of dilutive stock options	120,956,470
Effect of convertible preferred shares	399,893,680
Weighted average shares outstanding - diluted	1,220,554,430

Basic loss per share	0.00
Diluted loss per share	0.00

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Marketable Securities

Marketable securities consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Common stock	$1,856	$1,856
	$1,856	$1,856

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of March 31, 2026 and December 31, 2025, property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Computer equipment	$335,194	$194,768
Software	7,243	3,753
Total property and equipment	342,437	198,521
Accumulated depreciation	(200,122)	(73,308)
Total property and equipment, net of depreciation	$142,315	$125,213

Depreciation expense for the three months ended March 31, 2026 and 2025 was $1,078 and $4,806, respectively.

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

As of March 31, 2026, the gross carrying amount of the purchase was $24,121,041, accumulated amortization is $9,963,134 and the estimated aggregate amortization for the five succeeding fiscal years and thereafter is as follows:

2026	2,571,429
2027	3,428,572
2028	3,428,572
2029	3,428,572
2030	1,320,761
Total	14,177,906

On March 17, 2026, StartEngine Crowdfunding, Inc. (“StartEngine”) completed its purchase of substantially all of the assets of the Vinovest business. The total consideration for this purchase is 8,750,000 shares of StartEngine’s common stock, which based on StartEngine’s previous Regulation A offering price of $1.60 per share would be valued at $14 million. This acquisition included intellectual property including the customer list of Vinovest. The value of the consideration that has been allocated to the intellectual property intangible asset is $12,653,239.

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

As of March 31, 2026, the gross carrying amount of the purchase was $14,000,000, accumulated amortization is $71,429 and the estimated aggregate amortization for the five succeeding fiscal years and thereafter is as follows:

2026	1,687,099
2027	2,530,648
2028	2,530,648
2029	2,530,648
2030	2,530,648
Total	11,809,690

Intangible assets of the Company at March 31, 2026 are summarized as follows:

	March 31, 2026
	Cost	Accumulated Amortization	Impairment	Net
Seedinvest customer list	$24,000,000	$(9,963,134)	$-	$14,036,866
Vinovest customer list	12,653,239	(71,429)	-	12,581,810
	$36,653,239	$(10,034,563)	$-	$26,618,676

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2026, the Company has authorized the issuance of 519,000,000 shares of our preferred stock with par value of $0.00001. Of these authorized shares, 207,000,000 are designated as Series A, 99,000,000 are designated as Series T, and 213,000,000 are designated as Series Seed.

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

Common Stock

As of March 31, 2026 we had authorized the issuance of 1,580,000,000 shares of our common stock with par value of $0.00001

During the three months ended March 31, 2026, the Company sold 3,653,075 shares of common stock through its Regulation A offering for gross proceeds of $5,117,829 and incurred offering costs of $4,101,971.

During the three months period ended March 31, 2025, the Company sold 1,922,194 shares of common stock through its Regulation A offering for gross proceeds of $2,125,026 and incurred offering costs of $1,444,755.

Stock Options

In 2015, the Board of Directors adopted the StartEngine Crowdfunding, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of equity awards to employees and consultants, including stock options, stock purchase rights and restricted stock units to purchase shares of common stock. Up to 231,800,000 shares of common stock may be issued pursuant to awards granted under the 2015 Plan. The 2015 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.

The Company’s 2025 Equity Incentive Plan became effective on June 4, 2025, authorizing up to 80,000,000 additional shares of Common Stock for issuance.

The Company valued options granted under the 2015 Plan under ASC 718 using the Black-Scholes pricing model. The granted options in 2026 and 2025 have exercise prices of $1.60 – $1.76 and $1.25 – $1.38, respectively, generally vest over four years and expire in ten years. The stock options granted during the three months ended March 31, 2026 and 2025 were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

2026
Expected life (years)	6.5
Risk-free interest rate	4.0%
Expected volatility	54.6%
Annual dividend yield	0%

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

A summary of option activity under the 2015 Plan for three months ended March 31, 2026 is as follows:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2025	158,828,223	0.59	-
Granted	12,410,000	1.60	-
Exercised	(38,077)	0.22	52,673
Forfeited	(2,543,846)	1.20	-
Expired	-	-	-
Outstanding at March 31, 2026	168,656,300	0.67	(156,285,428)
Exercisable at March 31, 2026	110,533,808	0.46	(126,008,541)

The intrinsic value used in the above calculation was $0.9199 per share.

Stock option expense for the periods ended March 31, 2026 and 2025 was $2,838,267 and $2,651,080, respectively, and are included within the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$428,741	$300,583
General and administrative	520,273	486,966
Sales and marketing	1,372,776	1,374,978
Research and development	516,477	488,553
Total	$2,838,267	$2,651,080

At March 31, 2026, the total compensation cost related to nonvested awards not yet recognized was approximately $16,581,740 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 2.18 years.

NOTE 8 – INCOME TAX

The Company recorded tax expense of $21,734 for the three months ended March 31, 2026, compared to $8,340 for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 and 2025 was (0.001)% and 0.005%, respectively.

The Company’s effective tax rate for interim periods is based on the estimated annual effective tax rate, adjusted for discrete items occurring within the quarter. The Company continues to assess its valuation allowance position on deferred tax assets and determined that no material changes were necessary as of March 31, 2026.

As of March 31, 2026 and 2025, the Company has no gross unrecognized tax benefits that would affect the effective tax rate. The Company does not anticipate significant changes in unrecognized tax benefits within the next 12 months. the Company has gross unrecognized tax benefits of $0, of which $0 would affect the effective tax rate if recognized. The Company remains subject to examination in various jurisdictions. As of March 31, 2026, open tax years include federal 2022–2025 and California 2021–2025.

NOTE 9 – ACQUISITION OF VINOVEST

Prior to the Closing, the Company entered into an agreement to purchase all voting equity interests of Vinovest, Inc. on March 17, 2026. The consideration for this purchase was the issuance of 8,750,000 shares of StartEngine common stock valued at its most recent regulation A offering price of $1.60 per share for a total price of $14,000,000. Included in this consideration is a provision for 20% of the shares issued (1,750,000 shares) to be reclaimed by the Company if certain imdemnifications clauses are triggered. At this time, the Company believes these clauses to be more unlikely than not to be triggered, and as such, has not created an asset for the right to return of these reclaimable shares.

As a result of the closing of the business combination the Company allocated the purchase price with the acquisition of Vinovest under the acquisition method of accounting. The final allocation of the purchase consideration for the mergers will be determined after the completion of a thorough analysis to determine the fair value of all assets acquired and liabilities assumed, but in no event later than one year following the completion of the mergers.

As such the allocation of the purchase price is revised as follows:

Stock paid to Vinovest		$14,000,000
Total Consideration Paid		14,000,000

Allocated to:	$
Cash		3,536,944
Receivables and other current assets		581,659
Collectibles held		1,128,858
Assets under management		97,428,306
Fixed assets		6,442
Intangible assets		12,654,169
Accounts payable, accrued expenses and other current liabilities		(711,678)
Customer deposits		(100,624,700)
Net assets acquired		14,000,000
Excess of purchase price over net liabilities assumed before allocation to identifiable intangible assets and goodwill		-

Management has made the initial determination that all assets and liabilities to be acquired are primarily estimated to be stated at their fair values, which approximates their recorded cost. While a final determination of the value of the identifiable intangibles has not been completed, management has made an initial determination that approximately $6.1 million of the excess of the purchase price over the net assets acquired should be allocated to identifiable intangible assets.

Estimated
Useful Life
	Amount	(Years)
Customer Lists (a)	12,653,239	5
Excess of purchase price	-	—
Goodwill	-	—

(a)	The Vinovest customer relationships were valued using the Multi-Period Excess Earnings Method (“MPEEM”). The MPEEM reflects the present value of the operating cash flows generated by existing customer relationships after taking into account the cost to realize the revenue and an appropriate discount rate to reflect the time value and risk associated with the cash flows.

Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of Vinovest operations and StartEngine Crowdfunding’s operations, as though the acquisition of Vinovest had been completed as of the beginning of fiscal 2026 and 2025. The pro forma financial information for the three months ended March 31, 2026 and 2025 combines our results for these periods with that of Vinovest’s results for the three months ended March 31, 2026 and 2025. The amount of revenue and revenue of the acquiree since the acquisition date included in the consolidated income for the reporting period was $272,240 and $41,444, respectively.

The following table summarizes the unaudited pro forma financial information:

	March 31, 2025		March 31, 2026
Total revenue	31,487,856	Total revenue	26,796,273
Net income	1,587,138	Net loss	(2,114,623)

Weighted average shares		Weighted average shares
Basic	699,704,280	Basic	731,535,873
Net loss per shares:		Net loss per shares:
Basic	0.00	Basic	(0.00)
Weighted average shares		Weighted average shares
Diluted	1,220,554,430	Diluted	731,535,873
Net loss per shares:		Net loss per shares:
Diluted	0.00	Diluted	(0.00)

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the cost of financing the acquisition had taken place at the beginning of fiscal 2026. The financial information for the periods presented above includes pro forma adjustments as follows:

March 31, 2026
Transaction cost	—
Amortization of intangibles	150,634

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after March 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2025 included in our most recent Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss certain factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q.

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

We launched StartEngine Secondary on May 18, 2020 and generate revenues by charging trade commissions to the sellers of the shares. Through March 31, 2026, the Company itself as well as twenty-four additional companies have been quoted on this platform. Currently, for StartEngine Secondary, we generate revenues by charging trade commissions to the sellers of the shares and we intend to generate revenues by charging a 5% commission to the seller. In Q3 2023 the Company began providing accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, an exempt reporting adviser.

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

As we are a financial services company, our business, results of operations, and reputation are directly affected by elements beyond our control, such as economic and political conditions including unemployment rates, inflation and tax and interest rates, financial market volatility (including related to tariffs), war and fears of war (including the recent conflict with Iran), outbreaks of disease, broad trends in business and finance, and changes in the markets in which such transactions occur (such as the bear markets that developed for equities in the second and third quarter of 2022), we might be disproportionately affected by declines in investor confidence caused by adverse economic conditions.

On August 6, 2023, the Company launched “StartEngine Private”, a venture to provide accredited investors the opportunity to purchase membership interests in series which own shares of VC backed, and generally late-stage private companies(the “underlying securities”). The Company treats the amount it receives for selling underlying securities as revenues, and the acquisition cost related to such underlying securities as cost of revenues. StartEngine Private is currently our largest source of revenue. While StartEngine Private offerings have been successful in 2025 and the Company expects that it will continue as its largest revenue source in foreseeable future, the Company has experienced an expected slowdown in revenue from this line of business due to limited availability of stock for purchase of in demand companies, and limited purchase slots available for each offering. In both Q1 2025 and Q2 2025, the underlying securities for the offering were of the world’s largest privately held companies. Since then, including during Q1 2026, many of the companies on the Platform were smaller and lesser known.  The Company continues to invest in this line of business and anticipate that expenses related to the purchases and sales of StartEngine Private securities will change in tandem with the revenue generated. Currently, the Company has 7 sales associates dedicated to selling investments in StartEngine Private offerings and will continue to evaluate necessary headcount as StartEngine Private grows.

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

In March 2026, the company acquired Vinovest, Inc., a leading platform for fine wine and whiskey investment. Vinovest uses data and industry expertise to source, authenticate, and facilitate the storage of high-quality bottles in bonded warehouses. The platform supports portfolio management, including coordinating insurance, and logistics, while investors can track performance over time and choose to sell or take delivery of their holdings. Vinovest has also developed relationships in the wine industry, allowing top wineries from around the world to reach the next generation of collectors and investors in the company’s network. The Company has onboarded 4 employees from Vinovest to StartEngine and has begun integrating systems and customer lists. Vinovest will continue to operate independent of the Company to offer products to investors.

Operating Results

Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025

The following table summarizes the results of our operations for the three months ended March 31, 2026 (“Q1 2026”) as compared to the three months ended March 31, 2025 (“Q1 2025”) and includes Adjusted EBITDA. For discussion of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Non-U.S. GAAP Financial Measures” below.

	Three Months Ended March 31,
	2026	2025	$ Change

Revenues	$25,049,691	$30,364,357	$(5,314,666)

Cost of revenues	18,190,810	20,299,424	(2,108,614)

Gross profit	6,858,881	10,064,933	(3,206,052)

Operating expenses:
General and administrative	4,019,366	3,328,479	690,887
Sales and marketing	3,706,012	3,337,696	368,316
Research and development	1,418,463	1,399,602	18,861
Change in fair value of shares received for fees	442,030	298,945	143,085
Total operating expenses	9,585,871	8,364,722	1,221,149

Operating income (loss)	(2,726,990)	1,700,211	(4,427,201)

Other income (expense)
Other income (expense), net	513,820	25,580	488,240
Total other income (expense), net	513,820	25,580	488,240

Income (loss) before provision for income taxes	(2,213,170)	1,725,791	(3,938,961)

Taxes - Other	21,734	8,340	13,394

Net income (loss)	(2,234,904)	1,717,451	(3,952,355)
Less: net loss attributable to noncontrolling interest	—	—	—
Net Income (loss) attributable to stockholders	$(2,234,904)	$5,238,793	$(7,473,697)

Adjusted EBITDA	1,525,655	5,238,793	$(3,713,138)

Our revenues during the three months ended March 31 2026 were $25,049,691, compared to $30,364,357 for the three months ended March 31, 2025, which represented a decrease of $5,314,666 or 18%. The table below represents the major components of our revenues during the three month periods ended March 1, 2026 and 2025:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2026	2025	$ Change
Regulation Crowdfunding platform fees	$1,968,122	$1,802,197	$165,925
Regulation A commissions	293,618	1,432,818	(1,139,200)
StartEngine Premium	138,000	813,895	(675,895)
StartEngine Secure	318,475	348,270	(29,795)
StartEngine Private	20,492,314	24,620,809	(4,128,495)
Venture Club revenue	1,381,762	1,343,208	38,554
Vinovest	272,241	—	272,241
Other service revenue	185,159	3,160	181,999

Total revenues	$25,049,691	$30,364,357	$(5,314,666)

The decrease in total revenues during the three months ended March 31, 2026 as compared to the same period in 2025 is primarily due to the decrease inStartEngine Private revenue of $4,128,495. The decrease in Private revenue is driven by less inventory for sale as well as delcininig interest in the Company’s current offerings. As such, the Company has begun taking measures to add new offerings and funds that will create higher interest in offerings for the remainder of 2026. There can be no assurance that these measure will be successful.

For the three months ended March 31, 2026, compared to the same period in 2025, the Company observed the following revenue trends across its other product lines:

●	Increase in Regulation Crowdfunding platform fees of $165,925: The increase in Regulation Crowdfunding platform fees was primarily driven by higher raise totals for issuers within the period. In 2026, the Company hosted raises of more successful issuers that had increased demand from issuers compared to 2025. In addition, the Company had more live raises in Q1 2026 compared to Q1 2025, which increased investment and revenue for the period.
●	Decrease in Regulation A commissions of $1,139,200: The decrease is due primarily to lower amounts raised in Regulation A offerings for its issuers. Regulation A revenue is more sensitive to revenue variance based on the limited number of Regulation A raises hosted on the platform, and as such will experience a higher rate of variance based on the success of these issuers.
●	Decrease in StartEngine Premium revenue of $675,895: The increase is due to several factors, including shift in payment strategy and fewer issuers utilizing the services.
●	Addition of Vinovest revenue of $272,241: The Company acquired Vinovest on March 17, 2026 and included revenue from acquisition date until the end of the period.
●	Increase in other service revenue of $181,999: The increase is due to the addition of the StartEngine Gold service line which began in 2025 and posted $182,500 of revenue within the period.

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, certain software subscription fees that are required to provide services to our issuers, and for StartEngine Private acquisition costs related to underlying securities that it has sold to an SE Fund. Specifically, cost of revenues for StartEngine Private were $15,041,467 and $16,976,724 for the three months ended March 31, 2026 and 2025, respectively. Our total cost of revenues during the three months ended March 31, 2026 and 2025 was $18,190,810 and $20,299,424, respectively.  The decrease was primarily due to the decrease in StartEngine Private revenue for the quarter.

Operating Expenses

Our total operating expenses during the three months ended March 31, 2026 amounted to $9,585,871, which represented an inecrease of $1,221,149, or 15%, from the expenses in the same period in 2025. The decrease in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $690,887: Primarily due to an increase in compensation for employees related to the success of the Company in 2025, as well as the increase in software expenses as the Company began utilizing artificial intelligence applications for increased efficiency, and finally increased legal costs as the Company began exploring opportunity to increase the scope of some of our current offerings.
●	Sales and marketing expenses increased by $368,316: Primarily due to higher headcount within the department which led to higher compensation and accrual for 2026 performance bonuses. Additionally, the Company increased market research and consulting cost as the Company worked towards reaching more potential investors in 2026.
●	Impairment in fair value of shares received for fees expense increased $143,085 for the period based on review of the underlying value of the stock held by the Company.

Other Expense (Income), net

Our other income, net during the three months ended March 31, 2026 amounted to $513,820, which represented a gain on sale from the Company’s owned portion of Private investments, cashback earned from our credit cards during the period as well as interest earned in the Company’s money-market accounts. During the same period in 2025 our other income, net was $25,580 which was also related to cashback earned.

Net Loss (Income)

Net loss attributable to stockholders totaled $2,234,904 for the three months ended March 31, 2026, an decrease of $3,952,355 compared to the net income attributable to shareholders of $1,717,451 recognized during the three months ended March 31, 2025.

Adjusted EBITDA

Adjusted EBITDA totaled $1,525,655 for the three months ended March 31, 2026, a decrease of $3,713,138 compared to $5,238,793 in Adjusted EBITDA during the three months ended March 31, 2025.

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

Investments - Stock

n connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment in our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, and (iii) cost method accounting. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, less adjustments for impairment in accordance with ASC 321 10 35 2. During the three months ended March 31, 2026 and 2025, the Company received stock with a cost of $220,179 and $609,121, respectively, as payment for fees. During the three months ended March 31, 2026 and 2025, write down expense related to shares received amounted to $442,030 and $298,945, respectively.

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

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	March 31,
	2026	2025	$ Change

Net cash provided by (used in) operating activities	$(2,351,559)	$5,884,277	$(8,235,836)
Net cash provided by investing activities	$3,525,206	$1,475,446	$2,049,760
Net cash provided by financing activities	$1,024,108	$680,271	$343,837

Cash used in operating activities for the three months ended March 31, 2026 was $2,351,559 as compared to cash provided by operating activities of $5,884,277 for the same period in 2025. This decrease was driven by a change from net income to net loss from Q1 2025 to Q1 2026, an increase in accounts receivable for the period ended March 31, 2026 compared to 2025 as well as a decrease in accrued liabilities in 2026 related to the Company paying accrued year-end performance bonuses.

Cash provided by investing activities for the three months ended March 31, 2026 was $3,525,206, as compared $1,475,446 in the same period in 2025. The increase was driven by the cash proceeds from the acquisition of Vinovest in March 2026.

Cash provided by financing activities for the three months ended March 31, 2026 was $1,024,108, as compared to cash provided by investing activities of $680,271 in the same period in 2025. This relates to our Regulation A raises during both these periods.

Balance Sheet

The following table summarizes our assets and liabilities as of March 31, 2026 as compared as of December 31, 2025:

	March 31,	December 31,
	2026	2025

Assets
Current assets:
Cash	$30,585,016	$28,387,261
Marketable securities	1,856	1,856
Accounts receivable, net of allowance	1,847,100	1,108,093
Other current assets	1,248,404	929,326
Total current assets	33,682,376	30,426,536

Property and equipment, net	142,315	125,213
Investments - warrants	54,021	54,021
Investments - stock	8,921,144	9,142,997
Investments - Private	14,140,085	13,990,161
Investments - Collectibles	3,953,042	2,362,083
Investments - Real Estate	196,890	233,890
Due from related party	26,760,638	15,035,049
Intangible assets	—	—
Other assets	33,847	33,847
Total assets	$87,884,358	$71,403,797

Liabilities
Current liabilities:
Accounts payable	$1,497,191	$990,993
Accrued liabilities	10,355,379	10,196,824
Deferred revenue	3,757,788	3,569,450
Total current liabilities	15,610,358	14,757,267

Total liabilities	$15,610,358	$14,757,267

The Company’s current assets increased by $3,255,840 from December 31, 2025 to March 31, 2026. The increase was primarily driven by an increase in cash in the amount of $2,197,755, driven by the sale of additional StartEngine Private investments. Additionally, Accounts Receivable increased by $739,007 from December 31, 2025 to March 31, 2026.

The Company’s long-term assets increased by $13,224,721 from December 31, 2025 to March 31, 2026, primarily due to acquisition of Vinovest, Inc. for $14 million in Q1 2026, including an intangible asset of $12,653,239.

Current liabilities increased by $853,091 which is primarily due to the increase of accounts payable as of March 31, 2026.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of March 31, 2026, the Company’s current assets were $33,682,376. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Common Stock in our Regulation A and Regulation CF offerings.

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

We define Adjusted EBITDA as net income (loss) calculated in accordance with GAAP, plus interest expense, interest income, income taxes, depreciation, and amortization. We present Adjusted EBITDA because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions. We believe Adjusted EBITDA provides useful information to investors regarding our operational performance and our ability to generate cash flows. Non-GAAP information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP financial measures presented by other companies.

The following table reconciles net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net Income (Loss)	$(2,234,904)	$1,717,451
Interest Income	(29,092)	(27)
Income Taxes	21,734	8,340
Depreciation and Amortization	929,658	861,949
Stock Based Compensation	2,838,267	2,651,080
Adjusted EBITDA	$1,525,663	$5,238,793

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

As disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025, during preparation for financial reporting related to the year ended December 31, 2025, and based on communication from the auditors, the Company discovered certain material weaknesses described above. Management continues to evaluate the material weakness discussed above, has created a remediation plan that we have already begun implementing and continue to finalize that plan's implementation. Specifically, management is in the process of developing and implementing a plan to review offering results of the Company’s current and prior clients as well as their agreements to confirm the accuracy and amount of investment shares received as compensation. Going forward, the Company intends to implement a more stringent review process and notes that such investment shares are no longer a standard component of its compensation arrangements with clients. With respect to segregation of duties in the reporting and posting of journal entries, the Company is evaluating options and processes to enhance and strengthen its current control structure.

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

We are engaged in an industry that continues to develop and rapidly change, which requires our company to be flexible in executing its business plans. We have not consistently been profitable and may not do so in the near future.

StartEngine was formed in 2014 and is still working on fine tuning its business plan to one that will enable it to consistently generate profits on an annual basis and to maintain profitability. Though we have been operating for over a decade, we are still evolving aspects of business model, including modifying our revenue models, adding additional products (e.g., StartEngine Secondary, StartEngine Private), and modifying our current offerings in light of regulatory changes and/or interactions with regulators. Over the past year, our StartEngine Private has surpassed our previous products in terms of revenue generation and profitability we may not be able to maintain that.  For instance, we were not profitable over the past quarter. Accordingly, the Company’s operating history may not be indicative of future prospects. Our current and proposed operations are subject to all the business risks associated businesses in industries that are developing and rapidly changing. These include likely fluctuations in operating results as the Company reacts to developments in its market, manages its growth, and develops new services as well as the entry of competitors into the market. We will only be able to pay dividends on any shares once our directors determine that we are financially able to do so. Since inception, StartEngine has not generated sufficient revenues to cover operational expenses. There is no assurance that we will be consistently profitable in the next three years or generate sufficient annual revenues to pay dividends to the holders of our shares.

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

We are subject to extensive regulation and failure to comply with such regulation could have an adverse effect on our business. Our subsidiaries include: StartEngine Primary LLC is registered as a broker-dealer and operates an alternative trading system under the brand “StartEngine Secondary”, StartEngine Secure LLC is registered as a transfer agent; and our subsidiary StartEngine Adviser LLC is registered as an Exempt Reporting Adviser; and our subsidiary. . As a funding portal and broker-dealer, we have to comply with stringent regulations, and the operation of our funding portal, broker-dealer and alternative trading system services exposes us to a significant amount of liability. Furthermore, new lines of business may subject us to other regulatory regimes, such those regulating investment advisers, including the Investment Advisers Act of 1940, if we fail to remain in compliance with certain exemptions. Further we have seen increased regulations in this industry from regulators (both federal and state) and FINRA as well as private rights of actions and threatened litigation in the industry. In light of this, we expect increased compliance costs as well as potential subjecting us to additional liabilities. In addition, some of the restrictions and rules applicable to our subsidiaries could adversely affect and limit some of our business plans of other parts of our business.

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

Management concluded that the Company’s internal control over financial reporting, as defined by Sections 13a-15(f) and 15d-15(f) of the Exchange Act, was not effective as of December 31, 2025, including due to the following identified material weaknesses:

-	Lack of segregation of duties in the recording and posting of journal entries;

-	Control deficiency in revenue recognition, relating to investments received as compensation; and

-	Failure to properly reconcile investment shares the Company has received as compensation.

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

We have an evolving business model.

Our business model is one of innovation, including continuously working to expand our product lines and services to our clients, such as our expansion into the transfer agent and broker-dealer space as well as our foray into becoming an alternative trading system and acting as an exempt investment adviser for companies. It is unclear whether these services will be successful. Further, we continuously try to offer additional types of services, and we cannot offer any assurance that any of them will be successful. From time to time we may also modify aspects of our business model relating to our service offerings, for instance we are no longer focused on StartEngine

Assets and securitizing collectibles in the Regulation A market and have turned our focus to the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offerings. StartEngine Private, which started in the 3rd quarter in 2023, has been our main source of revenue for the prior two year. We recently acquired another business which rather than invests in securities facilities investors purchasing fine wines and whiskeys. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage this evolution effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

Our subsidiaries have facilitated the ownership, transfer, or administration of significant assets on behalf of clients and affiliated parties, we may be exposed to claims, liabilities, disputes, or regulatory scrutiny relating to such assets.

Our subsidiary, Vinovest, Inc. has facilitated the storage and ownership of nearly $100 million in fine wine and whisky held in third-party bonded warehouses, licensed warehouses, and licensed distilleries in multiple jurisdictions. Further, StartEngine Private has securitize hundreds of millions of dollars in securities of other companies. These activities could subject us to allegations involving recordkeeping errors, unauthorized transfers, valuation disputes, cybersecurity incidents, fraud, compliance failures, or breaches of fiduciary, contractual, or other duties. In certain circumstances, we may be required to defend claims or incur costs even where we are not ultimately found liable. Any such claims, liabilities, investigations, or disputes could result in substantial legal expenses, reputational harm, operational disruption, regulatory penalties, or financial losses, which could materially adversely affect our business, financial condition, and results of operations.

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

This risk is illustrated by the fact that, during preparation for financial reporting related to the year ended December 31, 2025 and 2024, and based on review from the auditors, the Company discovered certain deficiencies as well as errors (specifically in revenue recognition, including related to investments received as compensation) in its previously reported quarterly financial statements for 2025. The Company’s management has concluded that, in light of these deficiencies and errors, the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2025 was not effective. To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting, a description of the material weaknesses identified, resulting changes to internal control over financial reporting, and continued plans for remediation can be found in Item 9A “Controls and Procedures” of our Form 10-K. See also the above risk factor, “We have identified material weaknesses in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our common stock to decline and subject us to regulatory penalties.”If we continue to have issues and/or fail to adapt our management, information systems and financial and internal controls to our growth, or if we encounter other unexpected difficulties, our business, financial condition and operating results will suffer.

A majority of our gross profits is attributable to StartEngine Private.

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

Finally, the Company faces increasing competition via StartEngine Private, which the Company provides accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. As new competitors enter the market, acquisition of shares will become more difficult.

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

Voting control is concentrated in the hands of a small number of stockholders. Our CEO and Chairman currently hold approximately 26% of our voting shares in aggregate, including shares of our Common Stock and (on an as-converted basis) shares of our Series Seed Preferred Stock, Series A Preferred Stock and Series Seed Preferred Stock; and two other shareholders, SE Agoura Investment LLC and The Lee Miller Trust UA 09/05/2020, own approximately 17% and 7%, respectively, of our voting shares in aggregate. None of SE Agoura Investments LLC, The Lee Miller Trust UA 09/05/2020 or their beneficial owners serve on our Board or are employees of our Company. The trust, held on behalf of Mr. Marks’ family, which he does not control or beneficially own, owns approximately 2%. Those five shareholders in aggregate control approximately 53% of our voting shares and approximately 52% of our preferred stock. Those five shareholders in aggregate control approximately 52% of our voting shares and approximately 52% of our preferred stock. Holders of our Common Stock are generally not be able to influence our policies or any other corporate matter, including the election of directors, changes to our Company’s governance documents, expanding the employee option pool, and any merger, consolidation, sale of all or substantially all of our assets, or other major action requiring stockholder approval. Some of the larger stockholders include, or have the right to designate, executive officers and directors of our Board. These few people and entities make all major decisions regarding the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

●	From January 1, 2026 through May 20, 2026, the Company sold and issued 2,980,922 shares of Common Stock for a total of $4,769,475, in addition another 745,230 shares of Common Stock was sold for a total of $1,192,369 by selling shareholders under Regulation A. No commissions were paid in connection with these issuances of securities.
●	On March 17, 2026, we acquired a company and issued a total of 8,750,000 shares of our common stock, valued at approximately $14 million based on our stock price in our most recent Regulation A offering of $1.60. 1,750,000 shares are held back for potential indemnification obligations and if not needed will be released to the sellers on the 12-month anniversary of the closing. The securities were issued in a transaction not involving a public offering pursuant to an exemption from registration set forth in Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider trading arrangements and Rule 10b5-1 Trading Plans.

During the quarter ended March 31, 2026, none of the Company’s officers or directors have entered into a contract, established a plan, or issued instructions that provides for the purchase or sale of any equity securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

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

STARTENGINE CROWDFUNDING, INC.
(Registrant)
Date: May 20, 2026
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer

Date: May 20, 2026
	By:	/s/ Hunter Strassman
Hunter Strassman
Chief Financial Officer and Principal Accounting Officer