Form 10-Q
period 2026-06-30
StartEngine Inc.
filed 2026-08-10
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June, 30, 2026

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-56415

StartEngine, Inc.

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

As of August 10, 2026, there were 758,349,621 shares of Common Stock, par value $0.00001 per share, of the registrant issued and outstanding.

STARTENGINE, INC.

In this Form 10-Q, the term “StartEngine”, “we”, “us”, “our”, or “the Company” refers to StartEngine, Inc. and our subsidiaries on a consolidated basis. The terms “StartEngine Capital” or “our funding portal” refers to StartEngine Capital LLC, the terms “StartEngine Secure” or “our transfer agent” refer to StartEngine Secure LLC, the terms “StartEngine Primary” or “our broker-dealer” refer to StartEngine Primary LLC, the term “StartEngine Private” refers to StartEngine Private LLC, the term “StartEngine Private Manager” refers to StartEngine Private Manager LLC, the term “StartEngine Adviser” refers to StartEngine Adviser LLC, the term “Vinovest” refers to “Vinovest, Inc.” and the term “StartEngine Assets” refers to StartEngine Assets LLC.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

STARTENGINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025

Assets
Current assets:
Cash	$24,210,976	$28,387,261
Marketable securities	105,853	1,856
Accounts receivable, net of allowance	5,152,172	1,108,093
Other current assets	1,592,730	929,326
Total current assets	31,061,731	30,426,536

Property and equipment, net	150,065	125,213
Investments - warrants	54,021	54,021
Investments - Stock	8,943,546	9,142,997
Investments - Private	21,279,030	13,990,161
Investments - Collectibles	4,530,388	2,362,083
Due from related party	196,890	233,890
Intangible assets, net	25,617,759	15,035,049
Other assets	33,848	33,847
Total assets	$91,867,278	$71,403,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,385,811	$990,993
Accrued liabilities	10,237,301	10,196,824
Deferred revenue	3,700,208	3,569,450
Total current liabilities	15,323,320	14,757,267

Total liabilities	$15,323,320	$14,757,267

Commitments and contingencies (Note 6)

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 207,000,000 shares authorized, 185,440,880 and 185,440,880 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively, liquidation preference of $5,310,409 and $5,310,409 at June 30, 2026 and December 31, 2025, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 99,000,000 shares authorized, 9,642,080 and 9,642,080 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively, liquidation preference of $1,414,486 and $1,414,486 at June 30, 2026 and December 31, 2025, respectively.	983,634	983,634
Series Seed Preferred Stock, par value $0.00001, 213,000,000 shares authorized, 204,772,940 and 204,772,940 and shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively, liquidation preference of $1,707,675 and $1,707,990 at June 30, 2026 and December 31, 2025, respectively.	1,706,441	1,706,441
Common stock, par value $0.00001, 1,580,000,000 shares authorized, 758,349,621 and 745,825,392 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	7,590	7,457
Additional paid-in capital	128,681,743	108,376,818
Noncontrolling interest	(13,251)	(13,251)
Accumulated deficit	(60,108,866)	(59,701,236)
Total stockholders’ equity	76,543,958	56,646,530
Total liabilities and stockholders’ equity	$91,867,278	$71,403,797

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$44,232,043	$39,810,718	$69,281,734	$70,175,075

Cost of revenues	32,255,938	27,564,695	50,446,748	47,864,119

Gross profit	11,976,105	12,246,023	18,834,986	22,310,956

Operating expenses:
General and administrative	5,210,166	3,377,812	9,229,532	6,706,291
Sales and marketing	3,680,699	3,414,428	7,386,711	6,752,124
Research and development	1,454,056	1,433,224	2,872,519	2,832,826
Impairment of shares received for fees	164,399	756,686	606,429	1,055,631
Total operating expenses	10,509,320	8,982,150	20,095,191	17,346,872

Operating income (loss)	1,466,785	3,263,873	(1,260,205)	4,964,084

Other income (expense)
Other income (expense), net	692,433	53,198	1,206,253	78,778
Total other income (expense), net	692,433	53,198	1,206,253	78,778

Income (loss) before provision for income taxes	2,159,218	3,317,071	(53,952)	5,042,862

Taxes - Other	331,944	39,170	353,678	47,510

Net income (loss)	$1,827,274	$3,277,901	$(407,630)	$4,995,352

Weighted average earnings per share - basic	$0.00	$0.00	$(0.00)	$0.01
Weighted average shares outstanding - basic	758,316,084	728,767,714	749,546,925	706,495,608

Weighted average earnings per share - diluted	$0.00	$0.00	$(0.00)	$0.00
Weighted average shares outstanding - diluted	1,255,365,306	1,223,937,688	749,546,925	1,201,665,582

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2026

(Unaudited)

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2024	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	702,861,520	$7,028	$95,543,998	$(13,251)	$(61,174,088)	$42,340,744
Sale of Common Stock	—	—	—	—	—	—	1,922,194	19	2,125,007	—	—	2,125,026
Offering Costs	—	—	—	—	—	—	—	—	(1,444,755)	—	—	(1,444,755)
Stock compensation expense	—	—	—	—	—	—	—	—	2,651,080	—	—	2,651,080
Net income	—	—	—	—	—	—	—	—	—	—	1,717,451	1,717,451
Balance at March 31, 2025	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	704,783,714	7,047	98,875,330	(13,251)	(59,456,637)	47,389,546
Sale of common stock	—	—	—	—	—	—	5,741,843	57	6,305,843	—	—	6,305,900
Exercise of stock options	—	—	—	—	—	—	18,242,157	182	105,852	—	—	106,034
Offering Costs	—	—	—	—	—	—	—	—	(4,139,770)	—	—	(4,139,770)
Stock compensation expense	—	—	—	—	—	—	—	—	2,526,438	—	—	2,526,438
Net income	—	—	—	—	—	—	—	—	—	—	3,277,901	3,277,901
Balance at June 30, 2025	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	728,767,714	7,286	103,673,693	(13,251)	(56,178,736)	55,466,049

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2025	185,440,880	$5,286,667	9,642,080	$983,634	204,772,940	$1,706,441	745,825,392	$7,457	$108,376,818	$(13,251)	$(59,701,236)	$56,646,530
Sale of common Stock	—	—	—	—	—	—	3,653,075	37	5,117,792	—	—	5,117,829
Vinovest acquisition	—	—	—	—	—	—	8,750,000	88	13,999,912	—	—	14,000,000
Exercise of stock options	—	—	—	—	—	—	38,077	—	8,250	—	—	8,250
Offering Costs	—	—	—	—	—	—	—	—	(4,101,971)	—	—	(4,101,971)
Stock compensation expense	—	—	—	—	—	—	—	—	2,838,266	—	—	2,838,266
Net loss	—	—	—	—	—	—	—	—	—	—	(2,234,904)	(2,234,904)
Balance at March 31, 2026	185,440,880	5,286,667	9,642,080	983,634	204,772,940	1,706,441	758,266,544	7,582	126,239,067	(13,251)	(61,936,140)	72,274,000
Sale of common stock	—	—	—	—	—	—	73,077	7	96,733	—	—	96,740
Exercise of stock options	—	—	—	—	—	—	10,000	1	6,749	—	—	6,750
Stock compensation expense	—	—	—	—	—	—	—	—	2,339,194	—	—	2,339,194
Net income	—	—	—	—	—	—	—	—	—	—	1,827,274	1,827,274
Balance at June 30, 2026	185,440,880	5,286,667	9,642,080	983,634	204,772,940	1,706,441	758,349,621	7,590	128,681,743	(13,251)	(60,108,866)	76,543,958

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$(407,630)	$4,995,352
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,645	6,987
Amortization	2,071,459	1,714,285
Realized sale of asset	(993,783)	—
Bad debt expense	24,100	188,441
Fair value of investments - other received for fees	(406,977)	(1,188,213)
Impairment of investments - other received for fees	606,429	1,055,631
Stock-based compensation	5,177,460	5,177,518
Changes in operating assets and liabilities:
Accounts receivable	(4,019,500)	2,024,693
Other current assets	(130,425)	(305,482)
StartEngine Private stock purchases	(51,219,398)	(46,855,942)
Proceeds from sale of StartEngine Private stock	44,924,312	40,981,661
Purchase of investments- collectibles	(1,039,447)	—
Due from related parties	37,000	12,470
Accounts payable	(289,598)	(251,218)
Due to related parties	—	1,041,236
Accrued liabilities	(3,183,180)	1,607,454
Deferred revenue	130,758	843,405
Net cash provided by (used in) operating activities	(8,715,775)	11,048,278

Cash flows from investing activities:
Cash proceeds from Vinovest	3,536,944	—
Purchase of stock from investors	(103,997)	—
Purchase of property and equipment	(21,055)	(7,236)
Proceeds from sale of real estate	—	1,479,310
Net cash provided by investing activities	3,411,892	1,472,074

Cash flows from financing activities:
Proceeds from sale of common stock	5,214,570	8,430,926
Offering costs	(4,101,971)	(5,584,525)
Proceeds from exercise of employee stock options	14,999	106,034
Net cash provided by financing activities	1,127,598	2,952,435

Increase (decrease) in cash and restricted cash	(4,176,285)	15,472,787
Cash and restricted cash, beginning of period	28,387,261	10,842,297
Cash and restricted cash, end of period	$24,210,976	$26,315,084

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$353,678	$47,510
Non Cash Investing & Financing Activities
Purchase of Vinovest, Inc., net of cash received	$14,000,000	$—

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

StartEngine Inc. (f/k/a StartEngine Crowdfunding, Inc.) (the “Company”) was formed on March 19, 2014 in the State of Delaware. The Company was originally incorporated as StartEngine Crowdsourcing, Inc. and changed to StartEngine Crowdfunding, Inc. on May 8, 2014. On June 15, 2026, the company changed its name to StartEngine, Inc. The Company’s headquarters are located in Burbank, California.

The Company aims to revolutionize the startup financing model by helping both accredited and non-accredited investors invest in private companies on a public platform. StartEngine, Inc. has wholly-owned subsidiaries, including StartEngine Capital LLC, StartEngine Secure LLC, StartEngine Assets LLC, StartEngine Primary LLC, StartEngine Private Manager LLC, Vinovest Inc., S.A. StartEngine and StartEngine Adviser LLC. StartEngine Secure LLC is a transfer agent registered with the SEC. StartEngine Assets LLC was formed in 2020 to buy, hold and manage assets in various asset classes such as real estate, automobiles, luxury goods and royalty-producing intangible assets. StartEngine Primary LLC is a broker-dealer registered with the US Securities and Exchange Commission (SEC) and a member of the Financial Industry Regulatory Authority (FINRA) provides broker-dealer services and operates as an alternative trading system.  Since 2023, the Company has been providing accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, an exempt reporting adviser. S.A. StartEngine was formed in 2026 to facilitate issuances in Europe, speficially France. The Company’s mission is to empower thousands of companies to raise capital and create significant amounts of jobs over the coming years. On March 17, 2026, the Company acquired Vinovest, Inc. a premium wine and whiskey investment platform, and was paid for by issuing 8,750,000 shares of StartEngine common stock at $1.60 per share valuation for a total value of $14 million.

Management Plans

The Company’s revenue producing activities commenced in 2015 with the approved start of Title IV of the JOBS Act, which created new rules for Regulation A, and increased since then with the start of Regulation Crowdfunding under Title III of the JOBS Act.

The Company has unrestricted cash and cash equivalents of approximately $20.4 million, which its management believes will cover operating expenses for the foreseeable future. The Company's management believes that there is no substantial doubt about the Company's ability to continue as a going concern at this time as the Company has experienced a large cash inflow, primarily from StartEngine Private revenue.

The Company’s 2025 Equity Incentive Plan became effective on June 4, 2025, authorizing up to 80,000,000 additional shares of Common Stock for issuance.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP. The condensed consolidated financial statements include the accounts of StartEngine, Inc., its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2026.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of StartEngine Capital LLC, StartEngine Secure LLC, StartEngine Primary LLC, StartEngine Assets LLC, StartEngine Adviser LLC, StartEngine Private Manager LLC and Vinovest Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Restricted Cash

Cash of $3,828,442 has been segregated into special reserve bank accounts for the benefit of customers under rule 15c3-3 of the Securities and Exchange Act of 1934. The following table provides a reconciliation of cash and restricted cash reported within the statement of financial condition with the total of the same such amounts presented in the statement of cash flows:

Cash and cash equivalents	$20,382,534
Cash segregated under federal and other regulations	3,828,442
$24,210,976

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. The accounting for investment in the customers stock depends on several factors, including the level of ownership, and power to control. The Company bases the accounting for such securities on: (i) whether the issuer have made an offering in the current year, (ii) if so, the valuation of the stock in the offering, and (iii) if not, the Company will write down the stock value at a flat 33% rate. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in the customers, the Company accounts for this stock received using the cost method, plus adjustments for gross up, less write downs in accordance with ASC 321-10-35-2. During the six months ended June 30, 2026 and 2025, the Company received stock with a cost of $406,978 and $1,188,213, respectively, as payment for fees. During the six months ended June 30, 2026 and 2025, impairment expense related to shares received amounted to $164,399 and $756,686 and $606,429 and $1,055,631 respectively.

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

Industry	June 30, 2026	December 31, 2025
AI Chips	$2,006,909	$1,689,039
Sales Technology	21,719	113,200
AI Software	15,940,263	8,797,502
Software Development	20,174	20,174
Medical Technology	3,536	134,884
Blockchain Technology	565,115	57,200
Rare Earth Materials	375,375	375,375
Advanced Materials	4,169	215,180
Banking	135,851	-
AI Vehicles	-	143,187
Defense Technology	10,134	298,254
Prediction Markets	723,575	843,750
Robotics	85,515	270,509
Energy	826,875	-
Space Technology	559,820	1,031,907
Total	$21,279,030	$13,990,161

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

Level 2- Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3- Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

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

The following fair value hierarchy table presents information about the assets and liabilities that are measured at fair value as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	105,853	—	105,853
Investment - warrants	—	—	54,021	54,021
Investment - stock	50,623	—	8,892,923	8,943,546
Non-Fungible Token ("NFT")	718	—	—	718
	$51,341	$105,853	$8,946,944	$9,104,138

The following fair value hierarchy table presents information about the assets and liabilities that are measured at fair value as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	54,021	54,021
Investment - stock	5,895	—	9,137,102	9,142,997
Non-Fungible Token ("NFT")	718	—	—	718
	$6,613	$1,856	$9,191,123	$9,199,592

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the six months ended June 30, 2026 as it relates to investments:

Investments-
Warrants
Fair value at December 31, 2025	$54,021
Receipt of warrants	—
Change in fair value of warrants	—
Fair value at June 30, 2026	$54,021

Investments-
Stock
Fair value at December 31, 2025	$9,142,997
Receipt of stock	406,978
Impairment of stock	(606,429)
Fair value at June 30, 2026	$8,943,546

The following range of variables were used in valuing Level 3 warrant assets during the six months ended June 30, 2026:

2026
Expected life (years)	0.17 -3.08
Risk-free interest rate	3.73%
Expected volatility	75.0 - 160.0%
Annual dividend yield	0%
Underlying share values	$0.43 - 2.50
Strike Prices	$0.30 - $100.00

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. Bad debt expense for six months ended June 30, 2026 and 2025 was $24,100 and $188,441, respectively. The Company had an allowance for credit losses at June 30, 2026 of $6,650 and no allowance at December 31, 2025.

As of June 30, 2026, the Company had accounts receivable over 90 days totaling $3,160,609 of which $3,116,404 was received by August 4, 2026.

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

The underlying assets are purchased by our subsidiary, StartEngine Assets, LLC, (the “Administrative Manager”) and sold to the Series LLC subsidiary collectible funds for cash or a promissory note. The Series uses the proceeds of the offering to pay off the note. Acquisition expenses are typically paid for in advance by the Administrative Manager and are reimbursed by the Series from the proceeds of the offering in accordance with the offering circular. All such transactions are eliminated in consolidation.

The Company discontinued the offerings of Collectibles in Q3 2023 and is no longer offering purchases in these investments. The Company intends to sell its remaining held assets.

Vinovest investments consist of wine and whiskey held by Vinovest for resale to customers and third party markets, and is stated at the lower of cost or net realizable value. Because wine and whiskey do not trade on an active exchange, determining net realizable value requires significant management judgment based on recent comparable sales, auction data, and independent market sources

The below is a breakdown of the types of collectibles and their value held as of June 30, 2026 and December 31, 2025:

	Period Ended June 30,	Period Ended December 31,
	2026	2025

Wine	$278,360	$278,360
Trading Cards	466,484	466,484
Artwork	1,322,942	1,322,942
Comic Books	240,451	240,451
NFT	718	718
Watches	53,128	53,128
Vinovest	2,168,305	—

Total collectibles	$4,530,388	$2,362,083

Noncontrolling Interest

The Company presents third party minority interests in subsidiaries in accordance with ASC 810, Consolidation. Under that topic, such minority interests are presented on the Company’s balance sheet within the equity section as noncontrolling interest.

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs of $4,101,971 and $5,584,525 charged to stockholders’ equity during the six months ended June 30, 2026 and 2025, respectively.

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

The Company recognizes revenues from Regulation A and Regulation D commission fees at an agreed-upon rate. For the periods covered by this report, the rate was a percentage of the capital raised. Platform fees are due upon the disbursement of funds from escrow and are paid to the Company from customers’ escrow accounts. For certain Regulation A offerings, the Company earns a portion of its platform fees in shares. The grant date fair values of shares and warrants received are recognized as revenue when earned. The Company’s performance obligations are satisfied as services are rendered throughout the duration of the campaign.

Revenues from Regulation Crowdfunding platform fees are recognized at an agreed-upon rate based on the amount invested in an offering. Platform fees are paid to the Company from customers’ escrow accounts. The Company’s performance obligations are satisfied as services are rendered throughout the duration of the campaign.

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

The Company provides accredited investors the opportunity to purchase membership interests in funds, via StartEngine Private, which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Adviser LLC (“SE Adviser”), which is a subsidiary of the Company that is an investment adviser that qualifies as an Exempt Reporting Adviser under Rule 203(m)-1 under the Investment Advisers Act of 1940. The SE Funds sell their shares in offerings that are exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and specifically Regulation D promulgated thereunder. Such offerings are marketed to accredited investors by the Company’s FINRA-member and SEC-registered broker-dealer subsidiary, StartEngine Primary LLC (“SE Primary”). The Company purchases the private company shares either directly or through other special purpose vehicles and after a certain period of time sells its investment to an SE Fund.  The Company takes principal risk in its acquisition of the private company shares and can recognize gross revenue from their sale to the SE Fund. Revenue can be recognized upon each such transaction with an SE Fund.

Vinovest acts as principal in purchasing wine and whiskey for resale and recognizes revenue from these sales on a gross basis, with the related purchase cost recorded in cost of revenues. Vinovest also earns recurring fees for storage, insurance, and portfolio management, recognized over time as those services are provided.

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

The Company’s contracts with customers generally have a term of one year or less. The Company had deferred revenue of $3,700,208 and $3,569,450 as of June 30, 2026 and December 31, 2025, respectively, related to performance obligations yet to be fulfilled. The Company had no other customer contract assets.

During the three and six months ended June 30, 2026 and 2025, disaggregated revenue was made up of the following categories associated with the above-described services:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2026	2025	2026	2025

Regulation Crowdfunding platform fees	$1,421,059	$2,959,875	$3,389,181	$4,170,295
Regulation A commissions	629,793	248,632	923,411	2,250,406
StartEngine Premium	556,600	777,540	694,600	1,591,435
StartEngine Secure	309,483	308,813	627,958	657,083
StartEngine Private	35,859,101	34,104,729	56,351,415	58,725,538
Venture Club revenue	1,313,596	1,390,724	2,695,358	2,733,932
Vinovest	3,960,026	—	4,232,267	—
Other service revenue	182,385	20,405	367,544	46,386

Total revenues	$44,232,043	$39,810,718	$69,281,734	$70,175,075

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, and certain software subscription fees that are required to provide services to our issuers. Additionally, costs related to StartEngine Private, which includes the cost basis of the stock as well as the acquisition fees related to obtaining the stock included in the offerings.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to our website and future product offerings, email and other tools that are utilized for client related services and outreach. During the three and six months ended June 30, 2026 and 2025, research and development costs were $1,454,056 and $2,872,519, and $1,433,224 and $2,832,826 respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or canceled during the periods reported. Stock-based compensation is recognized as an expense over the employee’s requisite vesting period and over the non-employee's period of providing goods or services.

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the three and six months ended June 30, 2026 as the effects would be anti-dilutive. See Note 7 for outstanding stock-options as of June 30, 2026. For the six months ended June 30, 2026, 497,049,222 shares were excluded due to them being anti-dilutive.The weighted average shares outstanding – basic and diluted is calculated as follows for the period ended June 30, 2026 and 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Net income (loss) attributable to common shareholders	$1,827,274	$(407,630)
Weighted average shares outstanding - basic and diluted	758,316,084	749,546,925
Effect of dilutive stock options	97,155,542
Effect of convertible preferred shares	399,893,680
Weighted average shares outstanding - basic and diluted	1,255,365,306	749,546,925

Basic earnings (loss) per share	0.00	0.00
Diluted earnings (loss) per share	0.00	0.00

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Net income attributable to common shareholders	$3,277,901	$4,995,352
Weighted average shares outstanding - basic	728,767,714	706,495,608
Effect of dilutive stock options	95,276,294	95,276,294
Effect of convertible preferred shares	399,893,680	399,893,680
Weighted average shares outstanding - diluted	1,223,937,688	1,201,665,582

Basic earnings per share	0.00	0.01
Diluted earnings per share	0.00	0.00

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Marketable Securities

Marketable securities consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Common stock	$105,853	$1,856
	$105,853	$1,856

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2026 and December 31, 2025, property and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Computer equipment	$343,861	$194,768
Software	7,243	3,753
Total property and equipment	351,104	198,521
Accumulated depreciation	(201,039)	(73,308)
Total property and equipment, net of depreciation	$150,065	$125,213

Depreciation expense for the three and six months ended June 30, 2026 and 2025 was $1,567 and $2,645 and $3,272 and $6,987, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangibles – Vinovest

On March 17, 2026, StartEngine, Inc. completed its purchase of Vinovest, Inc. The total consideration for this purchase is 8,750,000 shares of StartEngine's common stock, which based on StartEngine's previous Regulation A offering price of $1.60 per share would be valued at $14 million. This acquisition included intellectual property including the customer list of Vinovest. The value of the consideration that has been allocated to the intellectual property intangible asset is $12,653,239, accumulated amortization is $357,143 and the estimated aggregate amortization for the five succeeding fiscal years and thereafter is as follows:

2026	1,265,324
2027	2,530,648
2028	2,530,648
2029	2,530,648
2030	2,530,648
Thereafter	908,181
Total	12,296,096

Intangibles – SeedInvest

On May 5, 2023, StartEngine, Inc. completed its purchase of substantially all of the assets of the SeedInvest business as conducted by Circle Internet Financial Limited through its subsidiary Pluto Holdings, LLC, a Delaware limited liability company (“Pluto Holdings”) and through SI Securities, LLC, a New York limited liability company (“SI Securities”), and SeedInvest Technology, LLC, a New York limited liability company, each a wholly-owned subsidiary of Pluto Holdings (“SeedInvest Technology,” collectively, with the assets acquired from Pluto Holdings and SI Securities, “SeedInvest”). This agreement specifically does not include the registered broker-dealer or the Alternative Trading System (“ATS”) belonging to SeedInvest. The total consideration for the purchase is 19,200,000 shares of StartEngine’s common stock, which based on StartEngine’s previous Regulation A offering price of $1.25 per share would be valued at $24 million. The acquisition included intellectual property including the customer list of SI Securities as well as other digital assets.

As of June 30, 2026, the gross carrying amount of the purchase was $24,121,041, accumulated amortization is $10,820,277 and the estimated aggregate amortization for the five succeeding fiscal years and thereafter is as follows:

2026	1,714,286
2027	3,428,572
2028	3,428,572
2029	3,428,572
2030	1,300,762
Total	13,300,764

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2026, the Company has authorized the issuance of our 519,000,000 shares of preferred stock with par value of $0.00001. Of these authorized shares, 207,000,000 are designated as Series A, 99,000,000 are designated as Series T, and 213,000,000 are designated as Series Seed.

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

Common Stock

As of June 30, 2026 we had authorized the issuance of 1,580,000,000 shares of common stock with par value of $0.00001.

During the six months ended June 30, 2026, the Company sold 3,726,152 shares of common stock through its Regulation A offering for gross proceeds of $5,214,570 and incurred offering costs of $4,101,971.

During the six months period ended June 30, 2025, the Company sold 7,664,037 shares of common stock through its Regulation A offering for gross proceeds of $8,430,926 and incurred offering costs of $5,584,525.

Stock Options

In 2015, the Board of Directors adopted the StartEngine, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of equity awards to employees and consultants, including stock options, stock purchase rights and restricted stock units to purchase shares of common stock. Up to 231,800,000 shares of common stock may be issued pursuant to awards granted under the 2015 Plan. The 2015 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.

The Company’s 2025 Equity Incentive Plan became effective on June 4, 2025, authorizing up to 80,000,000 additional shares of Common Stock for issuance.

The Company valued options granted under the 2015 Plan under ASC 718 using the Black-Scholes pricing model. The granted options in 2026 and 2025 have exercise prices of $1.60 - $1.78 and $1.25 - $1.38, respectively, generally vest over four years and expire in ten years. The stock options granted during the six months ended June 30, 2026 and 2025 were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

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

The Company currently recognizes option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeiture rates. A summary of the Company’s stock option activity and related information is as follows:

A summary of option activity under the 2015 Plan for six months ended June 30, 2026 is as follows:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2025	158,828,223	$0.59	$-
Granted	12,410,000	1.60	-
Exercised	(48,077)	0.22	66,507
Forfeited	(4,316,346)	1.26	-
Expired	-	-	-
Outstanding at June 30, 2026	166,873,800	$0.65	$-
Exercisable at June 30, 2026	125,468,810	$0.46	$-

Stock option expense for the three months ended June 30, 2026 and 2025 was $2,339,192 and $2,526,436 respectively. For the six months ended June 30, 2026 and 2025 was $5,177,460 and $5,177,518, respectively, and are included within the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$375,116	$284,101	$803,858	$600,068
General and administrative	520,005	496,707	1,040,278	968,289
Sales and marketing	925,827	1,309,059	2,298,603	2,684,039
Research and development	518,244	436,569	1,034,721	925,122
Total	$2,339,192	$2,526,436	$5,177,460	$5,177,518

At June 30, 2026, the total compensation cost related to nonvested awards not yet recognized was approximately $21,067,397 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 1.42 years.

NOTE 8 – INCOME TAX

The Company recorded income tax expense of $331,944 for the three months ended June 30, 2026, compared to $39,170 for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 and 2025 was 15.37% and 1.18%, respectively.

The Company recorded income tax expense of $353,678 for the six months ended June 30, 2026, compared to $47,510 for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 and 2025 was (6.56)% and 0.94%, respectively.

The Company’s effective tax rate for interim periods is based on the estimated annual effective tax rate, adjusted for discrete items occurring within the quarter. The Company continues to assess its valuation allowance position on deferred tax assets and determined that no material changes were necessary as of June 30, 2026.

As of June 30, 2026 and 2025, the Company has no gross unrecognized tax benefits that would affect the effective tax rate. The Company does not anticipate significant changes in unrecognized tax benefits within the next 12 months. The Company has gross unrecognized tax benefits of $0, of which $0 would affect the effective tax rate if recognized. The Company remains subject to examination in various jurisdictions. As of June 30, 2026, open tax years include federal 2021–2024 and California 2020–2024.

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

As such the allocation of the purchase price is revised as follows:

Stock paid to Vinovest		$14,000,000
Total Consideration Paid		14,000,000

Allocated to:	$
Cash		3,536,944
Receivables and other current assets		581,659
Collectibles held		1,128,858
Fixed assets		6,442
Intangible assets		12,653,239
Accounts payable, accrued expenses and other current liabilities		(3,907,142)
Net assets acquired		14,000,000
Excess of purchase price over net liabilities assumed before allocation to identifiable intangible assets and goodwill		-

Management has made the initial determination that all assets and liabilities to be acquired are primarily estimated to be stated at their fair values, which approximates their recorded cost. While a final determination of the value of the identifiable intangibles has not been completed, management has made an initial determination that approximately $12.6 million of the excess of the purchase price over the net assets acquired should be allocated to identifiable intangible assets.

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

Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of Vinovest operations and StartEngine Crowdfunding’s operations, as though the acquisition of Vinovest had been completed as of the beginning of fiscal 2026 and 2025. The pro forma financial information for the six months ended June 30, 2026 and 2025 combines our results for these periods with that of Vinovest’s results for the six months ended June 30, 2026 and 2025.

The following table summarizes the unaudited pro forma financial information:

	June 30, 2025		June 30, 2026
Total revenue	72,381,606	Total revenue	70,013,415
Net income	4,816,826	Net loss	398,986

Weighted average shares		Weighted average shares
Basic	728,767,714	Basic	758,316,084
Net loss per shares:		Net loss per shares:
Basic	0.01	Basic	0.00
Weighted average shares		Weighted average shares
Diluted	1,223,937,688	Diluted	1,255,365,306
Net loss per shares:		Net loss per shares:
Diluted	0.00	Diluted	0.00

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the cost of financing the acquisition had taken place at the beginning of fiscal 2026. The financial information for the periods presented above includes pro forma adjustments as follows:

June 30, 2026
Transaction cost	—
Amortization of intangibles	357,143

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after June 30, 2026.

On July 21, 2026, the Company launched a new Regulation A raise. The offering will include a maximum of 38,000,000 shares at an offering price of $1.60 per share.

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

Our Company

StartEngine, Inc. was incorporated on March 19, 2014 in the State of Delaware. The Company was originally incorporated as StartEngine Crowdsourcing, Inc., but changed on May 8, 2014 to StartEngine Crowdfunding Inc., and then again, to its current name on June 15, 2026. The Company’s revenue-producing activities commenced in 2015 with the effectiveness of the amendments to Regulation A under the Securities Act adopted in response to Title IV of the JOBS Act. Operations expanded in 2016, as Regulation Crowdfunding, adopted in response to Title III of the JOBS Act, went into effect. On June 10, 2019, our subsidiary, StartEngine Primary LLC, was approved for membership as a broker-dealer with FINRA. The Company’s subsidiary, StartEngine Adviser LLC filed as an exempt reporting advisor with the SEC on January 8, 2024.

Business and Trends

Business

We generate revenue through multiple products, services, and transaction-based offerings across our platform.

StartEngine Private: The Company provides accredited investors the opportunity to purchase membership interests in funds which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, an exempt reporting adviser. The Company takes principal risk in its acquisition of the private company shares and recognizes gross revenue from their sale to an SE Fund with the related purchase cost recorded in cost of revenues. StartEngine also generates annual management fees and from carried interest from our legacy SE Funds that had that part of the structure. Carried interest was paid in 2026 to StartEngine.

Regulation A offerings: Our broker-dealer subsidiary is permitted to charge commissions to the companies that raise funds on our platform. Regulation A offerings are subject to a commission ranging between 4% and 7% and usually include warrants to purchase shares of the Company or the securities that are the subject of the offering. The amount of commission is based on the risks and other factors associated with the offering.

Regulation D offerings: we charge commissions on Regulation D offerings hosted on our platform. During the periods covered in these financial statements we did not receive any Regulation D commissions.

Regulation Crowdfunding offerings: our funding portal subsidiary is permitted to charge commissions to the companies that raise funds on our platform. We typically charge 6% to 10% for Regulation Crowdfunding offerings on our platform.

Vinovest: Vinovest acts as principal in purchasing wine and whiskey for resale and recognizes revenue from these sales on a gross basis, with the related purchase cost recorded in cost of revenues. Vinovest also earns recurring fees for storage, insurance, and portfolio management, recognized over time as those services are provided.

We generate additional revenue from products and services, which include the following:

•	StartEngine Premium: A consulting package for Regulation Crowdfunding issuers priced at flat fee to help companies who raise capital with Regulation Crowdfunding.

he
	•	StartEngine Secure : Transfer agent services where the Company bills with a tiered service annual contract for a flat fee billed monthly.

•	Amendment Fee: We charge fees for certain amendments we file on behalf of companies raising capital under Regulation Crowdfunding.

•	Bad Actor Fees: We charge fees to run the required bad actor checks for companies utilizing our services.

●	StartEngine Venture club : Our annual memberships for the StartEngine Venture Club bonus program are $275 per year.

●	StartEngine Secondary: We launched StartEngine Secondary on May 18, 2020 and generate revenues by charging trade commissions to the sellers of the shares. Through March 31, 2026, the Company and twenty-four additional companies have been quoted on this platform. Currently, for StartEngine Secondary, we generate revenues by charging trade commissions to the sellers of the shares and we intend to generate revenues by charging a 2.5% commission to the seller and 2.5% to the buyer.

•

StartEngine Gold: StartEngine Gold launched in July 2025. This service provides dedicated crowdfunding marketing support and access to licensed registered representatives who engage with leads and investors within an issuer’s proprietary funnel to help facilitate additional investments in the offering, where appropriate at a flat monthly fee.

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

On August 6, 2023, the Company launched “StartEngine Private”, a venture to provide accredited investors the opportunity to purchase membership interests in series which own shares of VC backed, and generally late-stage private companies (the “underlying securities”). The Company treats the amount it receives for selling underlying securities as revenues, and the acquisition cost related to such underlying securities as cost of revenues. StartEngine Private is currently our largest source of revenue. While StartEngine Private offerings have been successful in 2025 and the Company expects that it will continue as its largest revenue source in foreseeable future, the Company has experienced an expected slowdown in revenue from this line of business due to limited availability of stock for purchase of in demand companies, and limited purchase slots available for each offering. In both Q1 2025 and Q2 2025, the underlying securities for the offering were of the world’s largest privately held companies. Since then, including during Q1 and Q2, 2026, many of the companies on the Platform were smaller and lesser known.  The Company continues to invest in this line of business and anticipate that expenses related to the purchases and sales of StartEngine Private securities will change in tandem with the revenue generated. Currently, the Company has 7 sales associates dedicated to selling investments in StartEngine Private offerings and will continue to evaluate necessary headcount as necessary.

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

In March 2026, the Company acquired Vinovest, Inc., a leading platform for fine wine and whiskey investment. Vinovest uses data and industry expertise to source, authenticate, and facilitate the storage of high-quality bottles in bonded warehouses. The platform supports portfolio management, including coordinating insurance, and logistics, while investors can track performance over time and choose to sell or take delivery of their holdings. Vinovest has also developed relationships in the wine industry, allowing top wineries from around the world to reach the next generation of collectors and investors in the company’s network. Additionally, Vinovest has started a new product line in which they take inventory of wine and whiskey to be added to offerings at a later date. The Company has onboarded 4 employees from Vinovest to StartEngine and has begun integrating systems and customer lists. Vinovest will continue to operate independently of the Company to offer products to investors.

Operating Results

Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025

The following table summarizes the results of our operations for the three months ended June 30, 2026 (“Q2 2026”) as compared to the three months ended June 30, 2025 (“Q2 2025”) and includes Adjusted EBITDA. For discussion of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Non-U.S. GAAP Financial Measures” below.

	Three Months Ended June 30,
	2026	2025	$ Change

Revenues	$44,232,043	$39,810,718	$4,421,325

Cost of revenues	32,255,938	27,564,695	4,691,243

Gross profit	11,976,105	12,246,023	(269,918)

Operating expenses:
General and administrative	5,210,166	3,377,812	1,832,354
Sales and marketing	3,680,699	3,414,428	266,271
Research and development	1,454,056	1,433,224	20,832
Change in fair value of shares received for fees	164,399	756,686	(592,287)
Total operating expenses	10,509,320	8,982,150	1,527,170

Operating income (loss)	1,466,785	3,263,873	(1,797,088)

Other income (expense)
Other income (expense), net	692,433	53,198	639,235
Total other income (expense), net	692,433	53,198	639,235

Income (loss) before provision for income taxes	2,159,218	3,317,071	(1,157,853)

Taxes - Other	331,944	39,170	292,774

Net income (loss)	1,827,274	3,277,901	(1,450,627)

Adjusted EBITDA	5,586,344	7,094,964	$(1,508,620)

Our revenues during the three months ended June 30, 2026 were $44,232,043 which represented an increase of $4,421,325 or 11%, from revenues in the same period in 2025. The table below represents the major components of our revenues during the three month periods ended June 30, 2026 and 2025:

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2026	2025	$ Change
Regulation Crowdfunding platform fees	$1,421,059	$2,959,875	$(1,538,816)
Regulation A commissions	629,793	248,632	381,161
StartEngine Premium	556,600	777,540	(220,940)
StartEngine Secure	309,483	308,813	670
StartEngine Private	35,859,101	34,104,729	1,754,372
Venture Club revenue	1,313,596	1,390,724	(77,128)
Vinovest	3,960,026	—	3,960,026
Other service revenue	182,385	20,405	161,980

Total revenues	$44,232,043	$39,810,718	$4,421,325

The increase in total revenues in three months ended June 30, 2026 as compared to the same period in 2025 is primarily due the acquisition of Vinovest in March of 2026. This revenue is from the facilitation of wine purchases and sales as well as administrative fees associated with the storage of wine and totaled $3,960,026 for the three months ended June 30, 2026.

For the three months ended June 30, 2026, compared to the same period in 2025, the Company observed the following revenue trends across its other product lines:

●	Decrease in Regulation Crowdfunding platform fees of $1,538,816: The decrease in Regulation Crowdfunding platform fees was primarily driven by lower raise totals for issuers within the period. In Q2 2026, the Company hosted fewer raises of successful issuers that had decreased demand from issuers compared to 2025. In addition, the Company had fewer live raises in Q2 2026 compared to Q2 2025, which decreased investment and revenue for the period.
●	Increase in Regulation A commissions of $381,161: The increase is due primarily to higher amounts raised in Regulation A offerings for its issuers. We believe Regulation A revenue is more sensitive to revenue variance based on the limited number of Regulation A raises hosted on the platform, and as such will experience a higher rate of variance based on the success of these issuers.
●	Decrease in StartEngine Premium revenue of $220,940: The decrease is due to a shift in payment strategy and fewer issuers utilizing the services.
●	Increase in StartEngine Private revenue of $1,754,372: The Company was able to acquire a larger amount of sought after stock issuances in Q2 2026 as compared to Q2 2025. In addition, the Company was able to acquire more inventory as a whole, which facilitated more investments and revenue within Q2 2026 compared to Q2 2025.
●	Increase in Other service revenue of $161,980: The increase is due to the addition of the StartEngine Gold service line which began in 2025 and posted $180,000 of revenue within the period.

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, certain software subscription fees that are required to provide services to our issuers,for StartEngine Private acquisition costs related to underlying securities that it has sold to an SE Fund, and for Vinovest the costs of wine and whiskey that it sells to third parties. Specifically, cost of revenues for StartEngine Private were $25,633,308 and $23,836,263 for three months ended June 30, 2026 and 2025, respectively. Our total cost of revenues during the three months ended June 30, 2026 and 2025 was $32,255,938 and $27,564,695, respectively. The increase is driven by the addition of Vinovest costs of revenue including wine and whiskey purchases, as well as the inclusion of lower margin StartEngine Private offerings.

Operating Expenses

Our total operating expenses during the three months ended June 30, 2026 amounted to $10,509,320, which represented a increase of $1,527,170, or 17%, from the expenses in Q2 2025. The increase in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $1,832,354: Primarily due to: (i) increased compensation for employees, (ii) an increase in software expenses related to the utilization of artificial intelligence applications for increased efficiency, and (iii) an increase in legal costs related to potential expansion of the business and (iv) the addition of general and administrative expenses from Vinovest’s operations which were not present in 2025 including salaries of retained employees.

●	Increase in sales and marketing expenses of $266,271: Primarily due to: (i) increased headcount within the department which led to higher compensation and accrual for 2026 performance bonuses, (ii) increased market research and consulting costs with the goal to acquire additional investors for the year ended December 31, 2026.
●	Decrease in impairment in fair value of shares received for fees expense of $592,287: Primarily due to (i) less stock received as compensation by the Company and (ii) reduced share value from previous impairment reducing the write down calculation.

Other Expense (Income), net

Our other income, net during Q2 2026 amounted to $692,433, which represented a gain on sale from the Company’s owned portion of Private investments, cashback earned from our credit cards during the period as well as interest earned in the Company’s money-market accounts. During Q2 2025 our other income, net was $53,198.

Net Loss (Income)

The Company has a net income of $1,827,274 for Q2 2026, a decrease of $1,450,627 compared to the net income of $3,263,873 recognized during Q2 2025.

Adjusted EBITDA

Adjusted EBITDA totaled $5,586,344 for Q2 2026, a decrease of $1,508,620 compared to adjusted EBITDA of $7,094,964 in adjusted EBITDA during Q2 2025.

Six months Ended June 30, 2026 Compared with the six months Ended June 30, 2025

The following table summarizes the results of our operations for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 and includes Adjusted EBITDA. For discussion of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Non-U.S. GAAP Financial Measures” below.

	Six Months Ended June 30,
	2026	2025	$ Change

Revenues	$69,281,734	$70,175,075	$(893,341)

Cost of revenues	50,446,748	47,864,119	2,582,629

Gross profit	18,834,986	22,310,956	(3,475,970)

Operating expenses:
General and administrative	9,229,532	6,706,291	2,523,241
Sales and marketing	7,386,711	6,752,124	634,587
Research and development	2,872,519	2,832,826	39,693
Change in fair value of warrants received for fees	—	—	—
Change in fair value of shares received for fees	606,429	1,055,631	(449,202)
Total operating expenses	20,095,191	17,346,872	2,748,319

Operating income (loss)	(1,260,205)	4,964,084	(6,224,289)

Other income (expense)
Other income (expense), net	1,206,253	78,778	1,127,475
Total other income (expense), net	1,206,253	78,778	1,127,475

Income (loss) before provision for income taxes	(53,952)	5,042,862	(5,096,814)

Taxes - Other	353,678	47,510	306,168

Net income (loss)	(407,630)	4,995,352	(5,402,982)

Adjusted EBITDA	$7,110,230	$4,995,352	$2,114,878

Revenues

Our revenues during the six months ended were $69,281,734 which represented a decrease of $893,341 or 1%, from revenues in the same period in 2025. The following are the major components of our revenues during six months ended June 30, 2026 and 2025:

	Six Months Ended	Six Months Ended
	Ended June 30,	Ended June 30,
	2026	2025	$ Change

Regulation Crowdfunding platform fees	$3,389,181	$4,170,295	$(781,114)
Regulation A commissions	923,411	2,250,406	(1,326,995)
StartEngine Premium	694,600	1,591,435	(896,835)
StartEngine Secure	627,958	657,083	(29,125)
StartEngine Private	56,351,415	58,725,538	(2,374,123)
Venture Club revenue	2,695,358	2,733,932	(38,574)
Vinovest	4,232,267	—	4,232,267
Other service revenue	367,544	46,386	321,158

Total revenues	$69,281,734	$70,175,075	$(893,341)

The decrease in total revenues during the six months ended June 30, 2026 as compared to the same period in 2025 is primarily due to the decrease in StartEngine Private revenue of $2,374,123. The decrease in Private revenue was driven by less inventory for sale as well as declining interest in the Company’s current offerings for the first half of the year, specifically the first quarter of the year. Accordingly, the Company began taking measures of acquiring new inventory of high-demand stock to add new offerings and funds to increase interest in offerings for the remainder of 2026, which was successful in Q2 and remain optimistic this will carry in to the rest of 2026. There can be no assurance that these measure will be successful. This decrease in total revenues was partially offset by the addition of revenue of $4,232,267 from Vinovest which was acquired in March of 2026 and began generating revenue for a full quarter in Q2 2026.

For the the six months ended June 30, 2026, compared to the same period in 2025, the Company observed the following revenue trends across its other product lines:

●	Decrease in Regulation Crowdfunding platform fees of $781,114: The decrease in Regulation Crowdfunding platform fees was primarily driven by lower raise totals for issuers within the period. In 2026, the Company hosted fewer raises of successful issuers that had decreased demand from issuers compared to 2025. In addition, the Company had fewer live raises in 2026 compared to 2025, which decreased investment and revenue for the period.
●	Decrease in Regulation A commissions of $1,326,995: The decrease is due primarily to lower amounts raised in Regulation A offerings for its issuers. Regulation A revenue is more sensitive to revenue variance based on the limited number of Regulation A raises hosted on the platform, and as such will experience a higher rate of variance based on the success of these issuers.
●	Decrease in StartEngine Premium revenue of $896,835: The decrease is due to several factors, including shift in payment strategy and fewer issuers utilizing the services.
●	Increase in other service revenue of $321,158: The increase is due to the addition of the StartEngine Gold service line which began in 2025 and posted $362,500 of revenue for the six months ended June 30, 2026.

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, certain software subscription fees that are required to provide services to our issuers, and for StartEngine Private acquisition costs related to underlying securities that it has sold to an SE Fund. Specifically, cost of revenues for StartEngine Private were  $40,674,775 and $40,812,987 for six months ended June 30, 2026 and 2025, respectively. Our total cost of revenues during the six months ended June 30, 2026 and 2025 was $50,446,748 and $47,864,119, respectively. The increase is driven by the addition of Vinovest costs of revenue including wine and whiskey purchases,as well as the inclusion of lower margin StartEngine Private offerings.

Operating Expenses

Our total operating expenses during six months ended June 30, 2026 amounted to $20,095,191, which represented an increase of $2,748,319, or 16%, from the expenses in the same period in 2025. The increase in operating expenses is primarily due to the following:

●	Increase in general and administrative expenses of $2,523,241: Primarily due to: (i) an increase in compensation for employees related to the success of the Company in 2025, (ii) an increase in software related to artificial intelligence applications for increased efficiency, (iii) increased legal costs as the Company began exploring opportunity to increase the scope of some of our current offerings, and (iv) the addition of operating expenses related to the Vinovest business including salaries of the retained employees.
●	Increase in sales and marketing expenses of $634,587: Primarily driven by an increase in advertising expense, market research and consulting costs as the Company worked towards reaching more potential investors in 2026.
●	Change in fair value of shares received for fees expense decreased $449,202: Primarily due to (i) less stock received as compensation by the Company and (ii) reduced share value from previous impairment reducing the write down calculation.

Other Expense (Income), net

Our other income, net during six months ended June 30, 2026 amounted to $1,206,253, which represented a gain on sale from the Company’s owned portion of Private investments, cashback earned from our credit cards during the period as well as interest earned in the Company’s money-market accounts. During the same period in 2025 our other income, net was $78,778 which was also related to cashback earned.

Net Loss (Income)

The Company has a net loss of $407,630 for the six months ended June 30, 2026, a decrease of $5,402,982 compared to net income of $4,995,352 recognized during the six months ended June 30, 2025.

Adjusted EBITDA

Adjusted EBITDA totaled $7,110,230 for the six months ended June 30, 2026, a decrease of $4,821,415 compared to adjusted EBITDA of $11,931,645 in Adjusted EBITDA during the six months ended June 30, 2025.

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

A significant portion of the Company’s assets relate to investments in stock and previously warrants received as compensation from issuer companies undertaking Regulation Crowdfunding or Regulation A offerings. As described in Note 2, in the accompanying financial statements, stock and warrants require significant unobservable inputs, primarily related to the underlying stock price of the security received which may include marketability discounts. Warrants have further unobservable inputs related to the estimated life. In all cases, there were sales of stock to the public through Regulation Crowdfunding or Regulation A funding mechanism, but such sales are often not to the level that an active market existed or exists. Once the funding round is concluded it is difficult to ascertain the fair value of the issuer shares or the status of the issuer’s financial health, unless additional rounds of financing are undertaken in a public setting, or the issuer reports reliable and regular information publicly. Any change in the underlying shares would impact on the valuation of the related investments. Shares held are generally illiquid. Valuations require significant management judgment related to these unobservable inputs.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment in our customers stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, and (iii) cost method accounting. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, less adjustments for impairment in accordance with ASC 321 10 35 2. During the year ended December 31, 2025 and 2024, the Company received stock with a cost of $1,854,519 and $2,429,556, respectively, as payment for fees. During the six months ended June 30, 2026 and 2025, the Company received stock with a cost of $406,979 and $1,188,213, respectively, as payment for fees. During the six months ended June 30, 2026 and 2025, write down expense related to shares received amounted to $606,429 and $1,055,631, respectively. The basis for writing down this stock is to evaluate if the issuer has performed a raise on the Company’s platform within the last year. If the Company has, the stock value is updated to the current issuance price. If there has not been a raise, the Company writes down the value of the shares by 33%. This has been deemed reasonable as the shares of privately traded illiquid stocks are difficult to price, and the Company has determined through research that a markdown of this amount is reasonable due to assumed loss in value based on no new raises being hosted.

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

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six Months Ended
	June 30,
	2026	2025	$ Change

Net cash provided by (used in) operating activities	$(8,715,775)	$11,048,278	$(19,764,053)
Net cash provided by investing activities	$3,411,892	$1,472,074	$1,939,818
Net cash provided by financing activities	$1,127,598	$2,952,435	$(1,824,837)

Cash used in operating activities for the six months ended June 30, 2026 was $8,715,775 as compared to a cash provided by operating activities of $11,048,278 for the same period in 2025. This shift was driven by a change from net income to net loss from 2025 to  2026, an increase in accounts receivable for the period ended June 30, 2026 compared to 2025 due to larger open balances comparatively,  as well as an increase in StartEngine Private stock purchases compared to the same period in 2025 due to more purchases of inventory in 2026 compared to 2025.

Cash received by investing activities for the six months ended June 30, 2026 was $3,411,892 and $1,472,074 in the same period in 2025. The increase was driven by the cash proceeds from the acquisition of Vinovest in March 2026 offset by the cash received for the sale of real estate in 2025 that was not replicated in 2026.

Cash provided by financing activities was $1,127,598 for the six months ended June 30, 2026, as compared to cash provided by investing activities of $2,952,435 in the same period in 2025. This relates to our Regulation A raises during both these periods in which the raise in 2025 was active for longer than in 2026.

Balance Sheet

The following table summarizes our assets and liabilities as of June 30, 2026 as compared as of December 31, 2025:

	June 30,	December 31,
	2026	2025

Assets
Current assets:
Cash	$24,210,976	$28,387,261
Marketable securities	105,853	1,856
Accounts receivable, net of allowance	5,152,172	1,108,093
Other current assets	1,592,730	929,326
Total current assets	31,061,731	30,426,536

Property and equipment, net	150,065	125,213
Investments - warrants	54,021	54,021
Investments - stock	8,943,546	9,142,997
Investments - Private	21,279,030	13,990,161
Investments - Collectibles	4,530,388	2,362,083
Due from related party	196,890	233,890
Intangible assets	25,617,759	15,035,049
Other assets	33,848	33,847
Total assets	$91,867,278	$71,403,797

Liabilities
Current liabilities:
Accounts payable	$1,385,811	$990,993
Due to related parties	—	—
Accrued liabilities	10,237,301	10,196,824
Deferred revenue	3,700,208	3,569,450
Total current liabilities	15,323,320	14,757,267

Total liabilities	$15,323,320	$14,757,267

The Company’s current assets increased by $635,195 from December 31, 2025 to June 30, 2026. The increase was primarily driven by an increase accounts receivable of $4,044,079 due to open invoices that were collected after the reporting date. Additionally, there was an increase in other current assets of $663,404 which includes assets such as prepaid expenses as well as reimbursable expenses such as advertising loans for issuers.These gains were offset by a decrease in cash of $4,176,285 due to the purchase of Private inventory for future issuances.

The Company’s long-term assets increased by $19,828,286 from December 31, 2025 to June 30, 2026. primarily due to acquisition of Vinovest, Inc. for $14 million in Q1 2026, including an intangible asset of $12,653,239 as well as the increase of StartEngine Private investments of $7,288,869 based on further purchases of inventory for sale in future issuances.

Current liabilities increased by $566,053, which is primarily due to the increase of accounts payable.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of June 30, 2026, the Company’s current assets were $31,061,731. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Common Stock in our Regulation A and Regulation CF offerings.

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

The following table reconciles net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net Income (Loss)	$1,827,274	$3,277,901	$(407,630)	$4,995,352
Interest Income	(56,490)	(9,978)	(85,471)	(10,005)
Income Taxes	331,944	39,170	353,678	47,510
Depreciation and Amortization	1,144,424	859,324	2,072,194	1,721,273
Stock Based Compensation	2,339,192	2,928,547	5,177,459	5,177,515
Adjusted EBITDA	$5,586,344	$7,094,964	$7,110,230	$11,931,645

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

As disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025, during preparation for financial reporting related to the year ended December 31, 2025, and based on communication from the auditors, the Company discovered certain material weaknesses described above. Management continues to evaluate the material weaknesses discussed above, has created a remediation plan that we have already begun implementing and continue to finalize that plan's implementation. Specifically, management is in the process of developing and implementing a plan to review offering results of the Company’s current and prior clients as well as their agreements to confirm the accuracy and amount of investment shares received as compensation. Going forward, the Company intends to implement a more stringent review process and notes that such investment shares are no longer a standard component of its compensation arrangements with clients. With respect to segregation of duties in the reporting and posting of journal entries, the Company is evaluating options and processes to enhance and strengthen its current control structure.

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

Item 1A. Risk Factors

The SEC requires the Company to identify risks that are specific to its business and its financial condition. The Company is still subject to all the same risks that all companies in its business, and all companies in the economy, are exposed to. These include risks relating to economic downturns, political and economic events and technological developments (such as hacking and the ability to prevent hacking). The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Additionally, early-stage companies are inherently more risky than more developed companies. You should consider general risks as well as specific risks when deciding whether to invest.

Risk Factors Related to the Company and its Business

We are engaged in an industry that continues to develop and rapidly change, which requires our company to be flexible in executing its business plans. We have not consistently been profitable and may not do so in the near future.

StartEngine was formed in 2014 and is still working on fine tuning its business plan to one that will enable it to consistently generate profits on an annual basis and to maintain profitability. Though we have been operating for over a decade, we are still evolving aspects of business model, including modifying our revenue models, adding additional products (e.g., StartEngine Secondary, StartEngine Private, and Vinovest), and modifying our current offerings in light of regulatory changes and/or interactions with regulators. Over the past few years, StartEngine Private has surpassed our previous products in terms of revenue generation and profitability and we may not be able to maintain that.  For instance, we were not profitable over the past quarter.  Our current and proposed operations are subject to all the business risks associated businesses in industries that are developing and rapidly changing. These include likely fluctuations in operating results as the Company reacts to developments in its market, manages its growth, and develops new services as well as the entry of competitors into the market. Accordingly, the Company’s operating history may not be indicative of future prospects. We will only be able to pay dividends on any shares once our directors determine that we are financially able to do so. There is no assurance that we will be consistently profitable or generate sufficient annual revenues to pay dividends to the holders of our shares.

We operate in a regulatory environment that is evolving and uncertain.

The regulatory framework for online capital formation or crowdfunding is relatively new. The regulations that govern our operations have been in existence for a limited period. Further, there are constant discussions among legislators and regulators with respect to changing the regulatory environment. New laws and regulations could be adopted in the United States and abroad. Further, existing laws and regulations may be interpreted in ways that would impact our operations, including relating to security ownership and transferability, how we communicate and work with investors and the companies that use our platform’s services and the types of securities that our clients can offer and sell on our platform. For instance, in prior years, there have been several attempts to modify the current regulatory regime. Some of those suggested reforms could make it easier for anyone to sell securities (without using our services). Any such changes would have a negative impact on our business.

We operate in a highly regulated industry.

We are subject to extensive regulation and failure to comply with such regulation could have an adverse effect on our business. Our subsidiaries include: StartEngine Primary LLC is registered as a broker-dealer and operates an alternative trading system under the brand “StartEngine Secondary”, StartEngine Secure LLC is registered as a transfer agent; and our subsidiary StartEngine Adviser LLC is registered as an Exempt Reporting Adviser; and our subsidiary. As a broker-dealer, we have to comply with stringent regulations, and the operation of our broker-dealer and alternative trading system services exposes us to a significant amount of liability. Furthermore, new lines of business may subject us to other regulatory regimes, such those regulating investment advisers, including the Investment Advisers Act of 1940, if we fail to remain in compliance with certain exemptions. Further we have seen increased regulations in this industry from regulators (both federal and state) and FINRA as well as private rights of actions and threatened litigation in the industry. In light of this, we expect increased compliance costs as well as potential subjecting us to additional liabilities. In addition, some of the restrictions and rules applicable to our subsidiaries could adversely affect and limit some of our business plans of other parts of our business.

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

Under the Securities Act and the Exchange Act, issuers making offerings (including our StartEngine Private issuers), as well as those through our broker-dealer, and historically through our funding portal, may be liable for untrue statements of material facts or for omitting information that could make the statements misleading. Our broker-dealer, may be liable for statements by issuers utilizing our services in connection with Regulation A, Regulation CF and Regulation D offerings. Further, for prior offerings our funding portal may be liable for statements by issuers utilizing our services in connection with Regulation CF offerings. Even though due diligence defenses may be available for our broker-dealer; there can be no assurance that if we were sued, we would prevail. Further, even if we do succeed, lawsuits are time consuming and expensive, and being a party to such actions may cause us reputational harm that would negatively impact our business. Moreover, even if we are not liable or a party to a lawsuit or enforcement action, some of our clients have been and will be subject to such proceedings. Any involvement we may have, including responding to document production requests, may be time-consuming and expensive as well.

Our subsidiaries have facilitated the ownership, transfer, or administration of significant assets on behalf of clients and affiliated parties, we may be exposed to claims, liabilities, disputes, or regulatory scrutiny relating to such assets.

Our subsidiary, Vinovest, Inc. has facilitated the storage and ownership of nearly $100 million in fine wine and whiskey held in third-party bonded warehouses, licensed warehouses, and licensed distilleries in multiple jurisdictions. Further, StartEngine Private has securitize hundreds of millions of dollars in securities of other companies. These activities could subject us to allegations involving recordkeeping errors, unauthorized transfers, valuation disputes, cybersecurity incidents, fraud, compliance failures, or breaches of fiduciary, contractual, or other duties. In certain circumstances, we may be required to defend claims or incur costs even where we are not ultimately found liable. Any such claims, liabilities, investigations, or disputes could result in substantial legal expenses, reputational harm, operational disruption, regulatory penalties, or financial losses, which could materially adversely affect our business, financial condition, and results of operations.

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

We have an evolving business model.

Our business model is one of innovation, including continuously working to expand our product lines and services to our clients, such as our expansion into the transfer agent and broker-dealer space as well as our foray into becoming an alternative trading system and acting as an exempt investment adviser for companies. It is unclear whether these services will be successful. Further, we continuously try to offer additional types of services, and we cannot offer any assurance that any of them will be successful. From time to time we may also modify aspects of our business model relating to our service offerings, for instance we are no longer focused on StartEngine Assets and securitizing collectibles in the Regulation A market and have turned our focus to the opportunity to purchase membership interests in funds which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offerings. StartEngine Private, which started in the 3rd quarter in 2023, has been our main source of revenue for the prior two year. We recently acquired another business which rather than invests in securities facilities investors purchasing fine wines and whiskeys. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage this evolution effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

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

Finally, the Company faces increasing competition via StartEngine Private. As new competitors enter the market, acquisition of shares will become more difficult.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

●	From January 1, 2026 through June 30, 2026, the Company sold and issued 2,980,922 shares of Common Stock for a total of $4,769,475, in addition another 745,230 shares of Common Stock was sold for a total of $1,192,369 by selling shareholders under Regulation A. No commissions were paid in connection with these issuances of securities.
●	On March 17, 2026, we acquired a company and issued a total of 8,750,000 shares of our common stock, valued at approximately $14 million based on our stock price in our most recent Regulation A offering of $1.60. 1,750,000 shares are held back for potential indemnification obligations and if not needed will be released to the sellers on the 12-month anniversary

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

Item 5. Other Information.

Insider trading arrangements and Rule 10b5-1 Trading Plans.

During the six months ended June 30, 2026, none of the Company’s officers or directors have entered into a contract, established a plan, or issued instructions that provides for the purchase or sale of any equity securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

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

STARTENGINE, INC.
(Registrant)
Date: August 10, 2026
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer

Date: August 10, 2026
	By:	/s/ Hunter Strassman
Hunter Strassman
Chief Financial Officer and Principal Accounting Officer