Form 10-Q
period 2026-09-30
StartEngine Inc.
filed 2026-10-29
CIK 1661779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-56415

StartEngine Inc.

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

As of October 29, 2026, there were 758,436,454 shares of Common Stock, par value $0.00001 per share, of the registrant issued and outstanding.

STARTENGINE INC.

In this Form 10-Q, the term “StartEngine”, “we”, “us”, “our”, or “the Company” refers to StartEngine Inc. and our subsidiaries on a consolidated basis. The terms “StartEngine Capital” or “our funding portal” refers to StartEngine Capital LLC, the terms “StartEngine Secure” or “our transfer agent” refer to StartEngine Secure LLC, the terms “StartEngine Primary” or “our broker-dealer” refer to StartEngine Primary LLC, the term “StartEngine Private” refers to StartEngine Private LLC, the term “StartEngine Private Manager” refers to StartEngine Private Manager LLC, the term “StartEngine Adviser” refers to StartEngine Adviser LLC, the term “Vinovest” refers to “Vinovest, Inc.” and the term “StartEngine Assets” refers to StartEngine Assets LLC.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

STARTENGINE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2026	2025

Assets
Current assets:
Cash	$26,812,094	$28,387,261
Marketable securities	189,521	1,856
Accounts receivable, net of allowance	2,903,024	1,108,093
Other current assets	1,627,342	929,326
Total current assets	31,531,981	30,426,536

Property and equipment, net	154,956	125,213
Investments - warrants	54,021	54,021
Investments - Stock	8,377,775	9,142,997
Investments - Private	20,247,297	13,990,161
Investments - Collectibles	5,998,867	2,362,083
Due from related party	343,138	233,890
Intangible assets, net	24,546,308	15,035,049
Other assets	33,848	33,847
Total assets	$91,288,191	$71,403,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,346,294	$990,993
Accrued liabilities	10,538,763	10,196,824
Deferred revenue	3,556,657	3,569,450
Total current liabilities	15,441,714	14,757,267

Total liabilities	$15,441,714	$14,757,267

Commitments and contingencies (Note 6)

Stockholders’ equity:
Series A Preferred Stock, par value $0.00001, 207,000,000 shares authorized, 185,440,880 and 185,440,880 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively, liquidation preference of $5,310,409 and $5,310,409 at September 30, 2026 and December 31, 2025, respectively.	5,286,667	5,286,667
Series T Preferred Stock, par value $0.00001, 99,000,000 shares authorized, 9,642,080 and 9,642,080 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively, liquidation preference of $1,414,486 and $1,414,486 at September 30, 2026 and December 31, 2025, respectively.	983,634	983,634
Series Seed Preferred Stock, par value $0.00001, 213,000,000 shares authorized, 204,772,940 and 204,772,940 and shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively, liquidation preference of $1,707,675 and $1,707,675 at September 30, 2026 and December 31, 2025, respectively.	1,706,441	1,706,441
Common stock, par value $0.00001, 1,580,000,000 shares authorized, 758,436,454 and 745,825,392 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	7,591	7,457
Additional paid-in capital	131,120,243	108,376,818
Noncontrolling interest	(13,251)	(13,251)
Accumulated deficit	(63,244,848)	(59,701,236)
Total stockholders’ equity	75,846,477	56,646,530
Total liabilities and stockholders’ equity	$91,288,191	$71,403,797

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues	$38,639,791	$22,600,802	$107,921,525	$92,775,877

Cost of revenues	28,851,952	14,247,663	79,298,700	62,111,782

Gross profit	9,787,839	8,353,139	28,622,825	30,664,095

Operating expenses:
General and administrative	5,981,924	3,250,832	15,211,456	9,957,121
Sales and marketing	4,829,775	2,140,630	12,216,486	8,892,754
Research and development	1,545,616	1,074,138	4,418,135	3,906,964
Impairment of shares received for fees	702,432	737,061	1,308,861	1,792,692
Total operating expenses	13,059,747	7,202,661	33,154,938	24,549,531

Operating income (loss)	(3,271,908)	1,150,478	(4,532,113)	6,114,564

Other income (expense)
Other income (expense), net	138,440	40,431	1,344,693	119,207
Total other income (expense), net	138,440	40,431	1,344,693	119,207

Income (loss) before provision for income taxes	(3,133,468)	1,190,909	(3,187,420)	6,233,771

Provision for income taxes	2,514	29,850	356,192	77,360

Net income (loss)	$(3,135,982)	$1,161,059	$(3,543,612)	$6,156,411

Weighted average earnings per share - basic	$(0.00)	$0.00	$(0.00)	$0.01
Weighted average shares outstanding - basic	758,393,038	739,094,644	754,958,818	717,459,180

Weighted average earnings per share - diluted	$(0.00)	$0.00	$(0.00)	$0.01
Weighted average shares outstanding - diluted	758,393,038	1,221,346,254	754,958,818	1,199,710,790

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2024	185,440,880	$5,286,667	9,642,080	$983,634	204,810,720	$1,706,756	702,861,520	$7,028	$95,543,998	$(13,251)	$(61,174,088)	$42,340,744
Sale of Common Stock	—	—	—	—	—	—	1,922,194	19	2,125,007	—	—	2,125,026
Offering Costs	—	—	—	—	—	—	—	—	(1,444,755)	—	—	(1,444,755)
Stock compensation expense	—	—	—	—	—	—	—	—	2,651,080	—	—	2,651,080
Net income	—	—	—	—	—	—	—	—	—	—	1,717,451	1,717,451
Balance at March 31, 2025	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	704,783,714	7,047	98,875,330	(13,251)	(59,456,637)	47,389,546
Sale of common stock	—	—	—	—	—	—	5,741,843	57	6,305,843	—	—	6,305,900
Exercise of stock options	—	—	—	—	—	—	18,242,157	182	105,852	—	—	106,034
Offering Costs	—	—	—	—	—	—	—	—	(4,139,770)	—	—	(4,139,770)
Stock compensation expense	—	—	—	—	—	—	—	—	2,526,438	—	—	2,526,438
Net income	—	—	—	—	—	—	—	—	—	—	3,277,901	3,277,901
Balance at June 30, 2025	185,440,880	5,286,667	9,642,080	983,634	204,810,720	1,706,756	728,767,714	7,286	103,673,693	(13,251)	(56,178,736)	55,466,049
Sale of common stock	—	—	—	—	—	—	1,683,467	17	1,895,048	—	—	1,895,065
Conversion of Preferred Stock	—	—	—	—	(37,780)	(315)	37,780	—	315	—	—	—
Exercise of stock options	—	—	—	—	—	—	12,553,950	126	473,927	—	—	474,053
Offering Costs	—	—	—	—	—	—	—	—	(421,747)	—	—	(421,747)
Stock compensation expense	—	—	—	—	—	—	—	—	1,252,418	—	—	1,252,418
Net income	—	—	—	—	—	—	—	—	—	—	1,161,059	1,161,059
Balance at September 30, 2025	185,440,880	$5,286,667	9,642,080	$983,634	204,772,940	$1,706,441	743,042,911	$7,429	$106,873,654	$(13,251)	$(55,017,677)	$59,826,897

	Series A Preferred Stock		Series T Preferred Stock		Series Seed Preferred Stock		Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Total
Balance at December 31, 2025	185,440,880	$5,286,667	9,642,080	$983,634	204,772,940	$1,706,441	745,825,392	$7,457	$108,376,818	$(13,251)	$(59,701,236)	$56,646,530
Sale of common Stock	—	—	—	—	—	—	3,653,075	37	5,117,792	—	—	5,117,829
Vinovest acquisition	—	—	—	—	—	—	8,750,000	88	13,999,912	—	—	14,000,000
Exercise of stock options	—	—	—	—	—	—	38,077	—	8,250	—	—	8,250
Offering Costs	—	—	—	—	—	—	—	—	(4,101,971)	—	—	(4,101,971)
Stock compensation expense	—	—	—	—	—	—	—	—	2,838,266	—	—	2,838,266
Net loss	—	—	—	—	—	—	—	—	—	—	(2,234,904)	(2,234,904)
Balance at March 31, 2026	185,440,880	5,286,667	9,642,080	983,634	204,772,940	1,706,441	758,266,544	7,582	126,239,067	(13,251)	(61,936,140)	72,274,000
Sale of common stock	—	—	—	—	—	—	73,077	7	96,733	—	—	96,740
Exercise of stock options	—	—	—	—	—	—	10,000	1	6,749	—	—	6,750
Stock compensation expense	—	—	—	—	—	—	—	—	2,339,194	—	—	2,339,194
Net income	—	—	—	—	—	—	—	—	—	—	1,827,274	1,827,274
Balance at June 30, 2026	185,440,880	5,286,667	9,642,080	983,634	204,772,940	1,706,441	758,349,621	7,590	128,681,743	(13,251)	(60,108,866)	76,543,958
Sale of common Stock	—	—	—	—	—	—	—	—	120	—	—	120
Exercise of stock options	—	—	—	—	—	—	86,833	1	12,396	—	—	12,397
Stock compensation expense	—	—	—	—	—	—	—	—	2,425,984	—	—	2,425,984
Net loss	—	—	—	—	—	—	—	—	—	—	(3,135,982)	(3,135,982)
Balance at September 30, 2026	185,440,880	$5,286,667	9,642,080	$983,634	204,772,940	$1,706,441	758,436,454	$7,591	$131,120,243	$(13,251)	$(63,244,848)	$75,846,477

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$(3,543,612)	$6,156,411
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,585	6,987
Amortization	3,142,910	2,571,428
Realized gain on sale of asset	(993,783)	—
Bad debt expense	24,100	188,441
Fair value of investments - other received for fees	(543,639)	(1,577,486)
Impairment of investments - other received for fees	1,308,861	1,792,692
Stock-based compensation	7,603,444	6,429,936
Changes in operating assets and liabilities:
Accounts receivable	(1,770,352)	1,808,899
Other current assets	(165,037)	(132,671)
StartEngine Private stock purchases	(72,926,440)	(46,855,942)
Proceeds from sale of StartEngine Private stock	67,663,087	42,660,903
Purchase of investments- collectibles	(2,507,926)	—
Due from related parties	(109,248)	—
Accounts payable	(329,115)	(213,622)
Accrued liabilities	(2,881,717)	227,700
Deferred revenue	(12,793)	1,024,751
Net cash provided by (used in) operating activities	(6,037,675)	14,088,427

Cash flows from investing activities:
Cash acquired in acquisition of Vinovest	3,536,944	—
Purchase of stock from investors	(187,665)	—
Purchase of property and equipment	(26,886)	(7,236)
Proceeds from sale of real estate	—	1,479,310
Net cash provided by investing activities	3,322,393	1,472,074

Cash flows from financing activities:
Proceeds from sale of common stock	5,214,689	10,325,991
Offering costs	(4,101,971)	(6,006,272)
Proceeds from exercise of employee stock options	27,397	580,087
Net cash provided by financing activities	1,140,115	4,899,806

Increase (decrease) in cash and restricted cash	(1,575,167)	20,460,307
Cash and restricted cash, beginning of period	28,387,261	10,842,297
Cash and restricted cash, end of period	$26,812,094	$31,302,604

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$353,678	$77,360
Non Cash Investing & Financing Activities
Common stock issued to acquire Vinovest, Inc.	$14,000,000	$—

See accompanying notes to unaudited condensed consolidated financial statements

STARTENGINE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

StartEngine Inc. (f/k/a StartEngine Crowdfunding, Inc.) (the “Company”) was formed on March 19, 2014 in the State of Delaware. The Company was originally incorporated as StartEngine Crowdsourcing, Inc. and changed to StartEngine Crowdfunding, Inc. on May 8, 2014. On June 15, 2026, the Company changed its name to StartEngine Inc. The Company’s headquarters are located in Burbank, California.

The Company aims to revolutionize the startup financing model by helping both accredited and non-accredited investors invest in private companies on a public platform. StartEngine Inc. has wholly-owned subsidiaries, including StartEngine Capital LLC, StartEngine Secure LLC, StartEngine Assets LLC, StartEngine Primary LLC, StartEngine Private Manager LLC, Vinovest Inc., S.A. StartEngine and StartEngine Adviser LLC. StartEngine Secure LLC is a transfer agent registered with the SEC. StartEngine Assets LLC was formed in 2020 to buy, hold and manage assets in various asset classes such as real estate, automobiles, luxury goods and royalty-producing intangible assets. StartEngine Primary LLC is a broker-dealer registered with the US Securities and Exchange Commission (SEC) and a member of the Financial Industry Regulatory Authority (FINRA) provides broker-dealer services and operates as an alternative trading system.  Since 2023, the Company has been providing accredited investors the opportunity to purchase membership interests in funds (“SE Funds”) which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, an exempt reporting adviser. S.A. StartEngine was formed in 2026 to facilitate issuances in Europe, specifically France. The Company’s mission is to empower thousands of companies to raise capital and create significant amounts of jobs over the coming years. On March 17, 2026, the Company acquired Vinovest, Inc. a premium wine and whiskey investment platform, and was paid for by issuing 8,750,000 shares of StartEngine common stock at $1.60 per share valuation for a total value of $14 million.

Management Plans

The Company’s revenue producing activities commenced in 2015 with the approved start of Title IV of the JOBS Act, which created new rules for Regulation A, and increased since then with the start of Regulation Crowdfunding under Title III of the JOBS Act.

The Company has unrestricted cash and cash equivalents of approximately $22.6 million, which its management believes will cover operating expenses for the foreseeable future. The Company's management believes that there is no substantial doubt about the Company's ability to continue as a going concern at this time.

The Company’s 2025 Equity Incentive Plan became effective on June 4, 2025, authorizing up to 80,000,000 additional shares of Common Stock for issuance.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP. The condensed consolidated financial statements include the accounts of StartEngine Inc., its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2026.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of StartEngine Capital LLC, StartEngine Secure LLC, StartEngine Primary LLC, StartEngine Assets LLC, StartEngine Adviser LLC, StartEngine Private Manager LLC, S.A. StartEngine and Vinovest Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Restricted Cash

Cash of $4,167,036 has been segregated into special reserve bank accounts for the benefit of customers under rule 15c3-3 of the Securities and Exchange Act of 1934. The following table provides a reconciliation of cash and restricted cash reported within the statement of financial condition with the total of the same such amounts presented in the statement of cash flows:

Cash and cash equivalents	$22,645,058
Cash segregated under federal and other regulations	4,167,036
$26,812,094

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. The accounting for investment in the customers’ stock depends on several factors, including the level of ownership, and power to control. The Company bases the accounting for such securities on: (i) whether the issuer have made an offering in the current year, (ii) if so, the valuation of the stock in the offering, and (iii) if not, the Company will write down the stock value at a flat 33% rate. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in the customers, the Company accounts for this stock received using the cost method, plus adjustments for gross up, less write downs in accordance with ASC 321-10-35-2. During the three and nine months ended September 30, 2026 and 2025, the Company received stock with a cost of $136,660 and $543,639 and $389,273 and $1,577,486, respectively, as payment for fees. During the three and nine months ended September 30, 2026 and 2025, impairment expense related to shares received amounted to $702,432 and $1,308,861 and $737,061 and $1,792,692, respectively.

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

Industry	September 30, 2026	December 31, 2025
AI Chips	$2,587,600	$1,689,039
Sales Technology	7,673	113,200
AI Software	7,704,948	8,797,502
Software Development	20,174	20,174
Medical Technology	23	134,884
Blockchain Technology	142,513	57,200
Rare Earth Materials	435,218	375,375
Advanced Materials	918	215,180
Banking	335,183	-
AI Vehicles	-	143,187
Defense Technology	506,399	298,254
Prediction Markets	2,116,958	843,750
Robotics	9,540	270,509
Energy	1,645,001	-
Space Technology	4,735,149	1,031,907
Total	$20,247,297	$13,990,161

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2026. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. The following are level 1, 2 and 3 assets.

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

Investments – stock: Fair value measurements of stocks of private portfolio companies are priced based on a combination of issuer activity and the price of new issuances. The Company, on an annual basis, will review any new offerings from issuers and compare the offering price of the stock in the new issuance compared to the original value of the stock held. The Company will mark the held stock to the new stock price and adjust the carrying value accordingly. If an issuer has not made an offering in the year in review, the company will apply a flat 33% write down to the stock carrying value as a means of estimating the volatility and illiquidity of a privately held stock.

The following fair value hierarchy table presents information about the assets and liabilities that are measured at fair value as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	189,521	—	189,521
Investment - warrants	—	—	54,021	54,021
Investment - stock	1,452	—	8,376,323	8,377,775
Non-Fungible Token ("NFT")	718	—	—	718
	$2,170	$189,521	$8,430,344	$8,622,035

The following fair value hierarchy table presents information about the assets and liabilities that are measured at fair value as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Marketable securities	—	1,856	—	1,856
Investment - warrants	—	—	54,021	54,021
Investment - stock	5,895	—	9,137,102	9,142,997
Non-Fungible Token ("NFT")	718	—	—	718
	$6,613	$1,856	$9,191,123	$9,199,592

The following table presents additional information about transfers in and out of Level 3 assets measured at fair value for the nine months ended September 30, 2026 as it relates to investments:

Investments-
Warrants
Fair value at December 31, 2025	$54,021
Receipt of warrants	—
Change in fair value of warrants	—
Fair value at September 30, 2026	$54,021

Investments-
Stock
Fair value at December 31, 2025	$9,137,102
Receipt of stock	543,639
Impairment of stock	(1,304,418)
Fair value at September 30, 2026	$8,376,323

The following range of variables was used in valuing Level 3 warrant assets during the nine months ended September 30, 2026:

2026
Expected life (years)	0.17 -3.08
Risk-free interest rate	3.73%
Expected volatility	75.0 - 160.0%
Annual dividend yield	0%
Underlying share values	$0.43 - 2.50
Strike Prices	$0.30 - $100.00

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. Bad debt expense for nine months ended September 30, 2026 and 2025 was $24,100 and $188,441, respectively. The Company had an allowance for credit losses at September 30, 2026 of $6,650 and no allowance at December 31, 2025.

As of September 30, 2026, the Company had no accounts receivable over 90 days.

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

Below is a breakdown of the types of collectibles and their value held as of September 30, 2026 and December 31, 2025:

	Period Ended September 30,	Period Ended December 31,
	2026	2025

Wine	$278,360	$278,360
Trading Cards	466,484	466,484
Artwork	1,322,942	1,322,942
Comic Books	240,451	240,451
NFT	718	718
Watches	53,128	53,128
Vinovest	3,636,784	—

Total collectibles	$5,998,867	$2,362,083

Noncontrolling Interest

The Company presents third party minority interests in subsidiaries in accordance with ASC 810, Consolidation. Under that topic, such minority interests are presented on the Company’s balance sheet within the equity section as noncontrolling interest.

Equity Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. Offering costs of $4,101,971 and $6,006,272 were charged to stockholders’ equity during the nine months ended September 30, 2026 and 2025, respectively. Offering costs of $1,441,688 incurred in Q3 2026 in connection with the Company’s Regulation A offering, which commenced on July 21, 2026 and was subsequently terminated, and for which no shares were issued, were expensed; no offering costs were deferred as of September 30, 2026.

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

The Company’s contracts with customers generally have a term of one year or less. The Company had deferred revenue of $3,556,657 and $3,569,450 as of September 30, 2026 and December 31, 2025, respectively, related to performance obligations yet to be fulfilled. The Company had no other customer contract assets.

During the three and nine months ended September 30, 2026 and 2025, disaggregated revenue was made up of the following categories associated with the above-described services:

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2026	2025	2026	2025

Regulation Crowdfunding platform fees	$1,342,902	$2,104,571	$4,732,083	$6,274,866
Regulation A commissions	362,002	653,056	1,285,413	2,903,462
StartEngine Premium	532,170	730,500	1,226,770	2,321,935
StartEngine Secure	305,134	308,930	933,092	966,013
StartEngine Private	31,160,395	17,176,974	87,511,810	75,902,512
Venture Club revenue	1,275,393	1,440,674	3,970,751	4,174,606
Vinovest	3,448,383	—	7,680,650	—
Other service revenue	213,412	186,097	580,956	232,483

Total revenues	$38,639,791	$22,600,802	$107,921,525	$92,775,877

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, and certain software subscription fees that are required to provide services to our issuers. Additionally, costs related to StartEngine Private, which includes the cost basis of the stock as well as the acquisition fees related to obtaining the stock included in the offerings. Finally, there are costs related to Vinovest, which includes the cost basis of the wines and whiskeys as well as storage and selling fees.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalizable engineering fees for both employees and consultants related to our website and future product offerings, email and other tools that are utilized for client related services and outreach. During the three and nine months ended September 30, 2026 and 2025, research and development costs were $1,545,616 and $4,418,135, and $1,074,138 and $3,906,964 respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or canceled during the periods reported. Stock-based compensation is recognized as an expense over the employee’s requisite vesting period and over the non-employee’s period of providing goods or services. For awards subject to a performance condition, including restricted stock units that vest upon a liquidity event, compensation cost is recognized only when the performance condition is considered probable of being achieved, at which time a cumulative adjustment is recorded for the portion of the requisite service period completed.

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of securities outstanding using the treasury stock method and the average market price per share during the period. Options, restricted stock units and convertible preferred stock, which are common stock equivalents, are not included in the diluted earnings per share calculation for the three and nine months ended September 30, 2026 as the effects would be anti-dilutive. See Note 7 for outstanding stock options and restricted stock units as of September 30, 2026. For the nine months ended September 30, 2026, 502,685,360 shares were excluded due to them being anti-dilutive, including 6,000,000 restricted stock units. The weighted average shares outstanding – basic and diluted is calculated as follows for the period ended September 30, 2026 and 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Net income (loss) attributable to common shareholders	$(3,135,982)	$(3,543,612)
Weighted average shares outstanding - basic and diluted	758,393,038	754,958,818
Effect of dilutive restricted stock units	—	—
Effect of dilutive stock options	—	—
Effect of convertible preferred shares	—	—
Weighted average shares outstanding - basic and diluted	758,393,038	754,958,818

Basic earnings (loss) per share	(0.00)	(0.00)
Diluted earnings (loss) per share	(0.00)	(0.00)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Net income attributable to common shareholders	$1,161,059	$6,156,411
Weighted average shares outstanding - basic	739,094,644	717,459,180
Effect of dilutive stock options	82,395,710	82,395,710
Effect of convertible preferred shares	399,855,900	399,855,900
Weighted average shares outstanding - diluted	1,221,346,254	1,199,710,790

Basic earnings per share	0.00	0.01
Diluted earnings per share	0.00	0.01

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

Segment Reporting

We manage our company as one reportable operating segment, StartEngine Inc. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer.

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at an entity level. The CODM assesses performance for the operating segment and decides how to better allocate resources based on revenue that is reported on the Statements of Operations. The Company's objective in making resource allocation decisions is to optimize the financial results. The accounting policies of our operating segment are the same as those described in the summary of significant accounting policies herein.

For single reportable segment-level financial information, total assets, and significant non-cash transactions, see attached financial statements.

Recent Accounting Pronouncements

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Marketable Securities

Marketable securities consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Common stock	$189,521	$1,856
	$189,521	$1,856

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2026 and December 31, 2025, property and equipment consisted of the following:

	September 30, 2026	December 31, 2025
Computer equipment	$349,670	$194,768
Software	7,243	3,753
Total property and equipment	356,913	198,521
Accumulated depreciation	(201,957)	(73,308)
Total property and equipment, net of depreciation	$154,956	$125,213

Depreciation expense for the three and nine months ended September 30, 2026 and 2025 was $1,567 and $3,585 and $3,272 and $6,987, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangibles – Vinovest

On March 17, 2026, StartEngine Inc. completed its purchase of Vinovest, Inc. The total consideration for this purchase was 8,750,000 shares of StartEngine's common stock, which based on StartEngine's previous Regulation A offering price of $1.60 per share would be valued at $14 million. This acquisition included intellectual property including the customer list of Vinovest. The value of the consideration that has been allocated to the intellectual property intangible asset is $12,653,239, accumulated amortization is $571,430 and the estimated aggregate amortization for the five succeeding fiscal years and thereafter is as follows:

2026	214,287
2027	2,530,648
2028	2,530,648
2029	2,530,648
2030	2,530,648
Thereafter	1,744,930
Total	12,081,809

Intangibles – SeedInvest

On May 5, 2023, StartEngine Inc. completed its purchase of substantially all of the assets of the SeedInvest business as conducted by Circle Internet Financial Limited through its subsidiary Pluto Holdings, LLC, a Delaware limited liability company (“Pluto Holdings”) and through SI Securities, LLC, a New York limited liability company (“SI Securities”), and SeedInvest Technology, LLC, a New York limited liability company, each a wholly-owned subsidiary of Pluto Holdings (“SeedInvest Technology,” collectively, with the assets acquired from Pluto Holdings and SI Securities, “SeedInvest”). This agreement specifically does not include the registered broker-dealer or the Alternative Trading System (“ATS”) belonging to SeedInvest. The total consideration for the purchase was 19,200,000 shares of StartEngine’s common stock, which based on StartEngine’s previous Regulation A offering price of $1.25 per share would be valued at $24 million. The acquisition included intellectual property including the customer list of SI Securities as well as other digital assets.

As of September 30, 2026, the gross carrying amount of the purchase was $24,141,040, accumulated amortization is $11,677,419 and the estimated aggregate amortization for the five succeeding fiscal years and thereafter is as follows:

2026	857,143
2027	3,428,572
2028	3,428,572
2029	3,428,572
2030	1,320,762
Total	12,463,621

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is currently not involved with and does not know of any pending or threatening litigation against the Company or any of its officers.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2026, the Company has authorized the issuance of our 519,000,000 shares of preferred stock with par value of $0.00001. Of these authorized shares, 207,000,000 are designated as Series A, 99,000,000 are designated as Series T, and 213,000,000 are designated as Series Seed.

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

Common Stock

As of September 30, 2026 we had authorized the issuance of 1,580,000,000 shares of common stock with par value of $0.00001.

During the nine months ended September 30, 2026, the Company sold 3,726,152 shares of common stock through its prior Regulation A offering, which ended in February 2026, for gross proceeds of $5,214,689 and charged offering costs of $4,101,971 to stockholders’ equity.

During the nine months period ended September 30, 2025, the Company sold 9,347,504 shares of common stock through its Regulation A offering for gross proceeds of $10,325,991 and incurred offering costs of $6,006,272.

Stock Options

In 2015, the Board of Directors adopted the StartEngine Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of equity awards to employees and consultants, including stock options, stock purchase rights and restricted stock units to purchase shares of common stock. Up to 231,800,000 shares of common stock may be issued pursuant to awards granted under the 2015 Plan. The 2015 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.

The Company’s 2025 Equity Incentive Plan became effective on June 4, 2025, authorizing up to 80,000,000 additional shares of Common Stock for issuance.

The Company valued options granted under the 2015 Plan under ASC 718 using the Black-Scholes pricing model. The granted options in 2026 and 2025 have exercise prices of $1.60 - $1.78 and $1.25 - $1.38, respectively, generally vest over four years and expire in ten years. The stock options granted during the nine months ended September 30, 2026 and 2025 were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

	2026	2025
Expected life (years)	6.5	6.5
Risk-free interest rate	3.95 - 5.19%	0.6 - 4.6%
Expected volatility	54.6 - 56.2%	37.0 - 52.9%
Annual dividend yield	0%	0%

The weighted average grant date fair values of options granted during the nine months ended September 30, 2026 and 2025 were $0.93 and $0.61 per option, respectively. The total grant date fair value of options granted during the nine months ended September 30, 2026 was approximately $12.7 million. The Company’s fair market value is generally based on the offering price in its Regulation A offerings at the time of grant.

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

The Company currently recognizes option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeiture rates. A summary of the Company’s stock option activity and related information is as follows:

A summary of option activity under the 2015 Plan for nine months ended September 30, 2026 is as follows:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2025	158,828,223	$0.59	$-
Granted	13,660,000	1.61	-
Exercised	(134,910)	0.21	188,130
Forfeited	(4,606,346)	1.28	-
Expired	-	-	-
Outstanding at September 30, 2026	167,746,967	$0.65	$154,859,604
Exercisable at September 30, 2026	129,795,680	$0.48	$145,384,075

Stock option expense for the three months ended September 30, 2026 and 2025 was $2,425,984 and $1,252,418 respectively. For the nine months ended September 30, 2026 and 2025 was $7,603,444 and $6,429,936, respectively, and are included within the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$453,351	$104,159	$1,257,208	$691,556
General and administrative	517,980	418,594	1,558,258	1,399,554
Sales and marketing	934,661	520,837	3,233,265	3,204,876
Vinovest	1,749	—	1,749	—
Research and development	518,243	208,828	1,552,964	1,133,950
Total	$2,425,984	$1,252,418	$7,603,444	$6,429,936

At September 30, 2026, the total compensation cost related to nonvested awards not yet recognized was approximately $19,728,034 and the weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized is 2.63 years.

Restricted Stock Units

During the nine months ended September 30, 2026, the Company granted 6,000,000 restricted stock units (“RSUs”) under the 2025 Plan with a weighted-average grant-date fair value of $1.60 per unit, based on the offering price in the Company’s Regulation A offering at the time of grant. The RSUs vest only upon satisfaction of both a service condition, which is satisfied in 48 equal monthly installments beginning on the grant date, and a performance condition, which is satisfied upon the occurrence of a liquidity event, defined as a change in control or an initial public offering. The RSUs are forfeited if a liquidity event has not occurred by the earlier of the tenth anniversary of the grant date or the fifth anniversary of the holder’s termination of service. Because a liquidity event is not considered probable until it occurs, the Company has not recognized any stock-based compensation expense related to the RSUs for the three and nine months ended September 30, 2026. Upon a liquidity event, the Company will recognize cumulative expense for the portion of the service condition satisfied as of that date, with the remainder recognized over the remaining service period. As of September 30, 2026, total unrecognized compensation cost related to unvested RSUs was $9,600,000. No RSUs vested or were forfeited during the period.

NOTE 8 – INCOME TAX

The Company recorded income tax expense of $2,514 for the three months ended September 30, 2026, compared to $29,850 for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 and 2025 was  (0.08)% and 2.51%, respectively.

The Company recorded income tax expense of $356,192 for the nine months ended September 30, 2026, compared to $77,360 for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 and 2025 was (11.17)% and 1.48%, respectively.

The Company’s effective tax rate for interim periods is based on the estimated annual effective tax rate, adjusted for discrete items occurring within the quarter. The Company continues to assess its valuation allowance position on deferred tax assets and determined that no material changes were necessary as of September 30, 2026.

As of September 30, 2026 and 2025, the Company has no gross unrecognized tax benefits that would affect the effective tax rate. The Company does not anticipate significant changes in unrecognized tax benefits within the next 12 months. The Company has gross unrecognized tax benefits of $0, of which $0 would affect the effective tax rate if recognized. The Company remains subject to examination in various jurisdictions. As of September 30, 2026, open tax years include federal 2021–2024 and California 2020–2024.

NOTE 9 – ACQUISITION OF VINOVEST

Prior to the Closing, the Company entered into an agreement to purchase all voting equity interests of Vinovest, Inc. on March 17, 2026. The consideration for this purchase was the issuance of 8,750,000 shares of StartEngine common stock valued at its most recent regulation A offering price of $1.60 per share for a total price of $14,000,000. Included in this consideration is a provision for 20% of the shares issued (1,750,000 shares) to be reclaimed by the Company if certain indemnifications clauses are triggered. At this time, the Company believes these clauses to be more unlikely than not to be triggered, and as such, has not created an asset for the right to return of these reclaimable shares.

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

Management has made the initial determination that all assets and liabilities to be acquired are primarily estimated to be stated at their fair values, which approximates their recorded cost. While a final determination of the value of the identifiable intangibles has not been completed, management has made an initial determination that approximately $12.7 million of the excess of the purchase price over the net assets acquired should be allocated to identifiable intangible assets.

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

Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of Vinovest operations and StartEngine Inc.’s operations, as though the acquisition of Vinovest had been completed as of the beginning of fiscal 2026 and 2025. The pro forma financial information for the three and nine months ended September 30, 2026 and 2025 combines our results for these periods with that of Vinovest’s results for the three and nine months ended September 30, 2026 and 2025.

The following table summarizes the unaudited pro forma financial information for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026		September 30, 2025	September 30, 2025
Total revenue	38,639,791	108,653,206	Total revenue	25,945,082	96,120,157
Net loss	(3,135,982)	(3,552,255)	Net income	1,135,985	6,131,337

Net loss per shares:			Net loss per shares:
Basic	(0.00)	(0.00)	Basic	0.00	0.01
Weighted average shares			Weighted average shares
Basic	758,393,038	754,958,818	Basic	739,094,644	717,459,180
Net loss per shares:			Net loss per shares:
Diluted	(0.00)	(0.00)	Diluted	0.00	0.01
Weighted average shares			Weighted average shares
Diluted	758,393,038	754,958,818	Diluted	1,221,346,254	1,199,710,790

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the cost of financing the acquisition had taken place at the beginning of fiscal 2026. The financial information for the periods presented above includes pro forma adjustments as follows:

September 30, 2026
Transaction cost	—
Amortization of intangibles	571,430

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued. Other than as described below, there were no subsequent events that required recognition or disclosure in the condensed consolidated financial statements.

On October 27, 2026, the Company terminated its Regulation A offering, which commenced on July 21, 2026. Investor funds of approximately $2.3 million received in connection with the offering were held in escrow by a third-party escrow agent and were never released to the Company, and no shares of common stock were issued in the offering. In connection with the termination, these funds are being returned to investors. Offering costs of $1,441,688 incurred in connection with the offering were expensed during the three months ended September 30, 2026.

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

Our Company

StartEngine Inc. was incorporated on March 19, 2014 in the State of Delaware. The Company was originally incorporated as StartEngine Crowdsourcing, Inc., but changed on May 8, 2014 to StartEngine Crowdfunding Inc., and then again, to its current name on June 15, 2026. The Company’s revenue-producing activities commenced in 2015 with the effectiveness of the amendments to Regulation A under the Securities Act adopted in response to Title IV of the JOBS Act. Operations expanded in 2016, as Regulation Crowdfunding, adopted in response to Title III of the JOBS Act, went into effect. On June 10, 2019, our subsidiary, StartEngine Primary LLC, was approved for membership as a broker-dealer with FINRA. The Company’s subsidiary, StartEngine Adviser LLC filed as an exempt reporting advisor with the SEC on January 8, 2024.

Business and Trends

Business

We generate revenue through multiple products, services, and transaction-based offerings across our platform.

StartEngine Private: The Company provides accredited investors the opportunity to purchase membership interests in funds which own shares of venture capital backed, late-stage private companies via its StartEngine Private product offering. The SE Funds are managed by StartEngine Private Manager LLC and advised by StartEngine Adviser LLC, an exempt reporting adviser. The Company takes principal risk in its acquisition of the private company shares and recognizes gross revenue from their sale to an SE Fund with the related purchase cost recorded in cost of revenues. Market conditions for investments in late-stage, venture-backed private companies continue to change, including increased competition for allocations in high-demand companies, changes in the availability and pricing of shares and shifts in investor demand. The Company continues to view StartEngine Private as a core area of focus and is evaluating options to revamp how it generates revenue from these products. There can be no assurance that any such changes will be implemented or will be successful. StartEngine also generates annual management fees and from carried interest from our legacy SE Funds that had that part of the structure. Carried interest was paid in 2026 to StartEngine.

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

We generate additional revenue from products and services, which include the following:

●	StartEngine Premium: A consulting package for Regulation Crowdfunding issuers priced at flat fee to help companies who raise capital with Regulation Crowdfunding.
●	heStartEngine Secure: Transfer agent services where the Company bills with a tiered service annual contract for a flat fee billed monthly.
●	Amendment Fee: We charge fees for certain amendments we file on behalf of companies raising capital under Regulation Crowdfunding.
●	Bad Actor Fees: We charge fees to run the required bad actor checks for companies utilizing our services.
●	StartEngine Venture Club: Our annual memberships for the StartEngine Venture Club bonus program are $275 per year.
●	StartEngine Secondary: We launched StartEngine Secondary on May 18, 2020 and generate revenues by charging trade commissions to the sellers of the shares. Through September 30, 2026, the Company and twenty-four additional companies have been quoted on this platform. Currently, for StartEngine Secondary, we generate revenues by charging trade commissions to the sellers of the shares and we intend to generate revenues by charging a 2.5% commission to the seller and 2.5% to the buyer.
●	StartEngine Gold: StartEngine Gold launched in July 2025. This service provides dedicated crowdfunding marketing support and access to licensed registered representatives who engage with leads and investors within an issuer’s proprietary funnel to help facilitate additional investments in the offering, where appropriate at a flat monthly fee.

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

On August 6, 2023, the Company launched “StartEngine Private”, a venture to provide accredited investors the opportunity to purchase membership interests in series which own shares of VC backed, and generally late-stage private companies (the “underlying securities”). The Company treats the amount it receives for selling underlying securities as revenues, and the acquisition cost related to such underlying securities as cost of revenues. StartEngine Private is currently our largest source of revenue. While StartEngine Private offerings have been successful in 2025 and the Company expects that it will continue as its largest revenue source in foreseeable future, the Company has experienced an expected slowdown in revenue from this line of business due to limited availability of stock for purchase of in demand companies, and limited purchase slots available for each offering. Demand for StartEngine Private offerings continues to be affected by broader trends in late-stage private company investing, including the availability of shares in high-demand companies, pricing and competition for secondary allocations, and investor appetite for private-market exposure. The product has evolved since launch to offer larger or more diversified funds, and the Company is exploring ways to refocus and reposition StartEngine Private to respond to these trends. There can be no assurance that these efforts will be successful. In both Q1 2025 and Q2 2025, the underlying securities for the offering were of the world’s largest privately held companies. Since then, including during Q1, Q2 and Q3, 2026, many of the companies on the Platform were smaller and lesser known.  The Company continues to invest in this line of business and anticipate that expenses related to the purchases and sales of StartEngine Private securities will change in tandem with the revenue generated. Currently, the Company has 18 sales associates dedicated to selling investments in StartEngine Private offerings and will continue to evaluate necessary headcount as necessary.

In March 2026, the Company acquired Vinovest, Inc., a platform for fine wine and whiskey investment. Vinovest uses data and industry expertise to source, authenticate, and facilitate the storage of high-quality bottles in bonded warehouses. The platform supports portfolio management, including coordinating insurance and logistics, while investors can track performance over time and choose to sell or take delivery of their holdings. Vinovest has also developed relationships in the wine industry, allowing top wineries from around the world to reach the next generation of collectors and investors in Vinovest’s network. Additionally, Vinovest has started a new product line in which it acquires inventory of wine and whiskey to be added to offerings at a later date. Following the acquisition, the Company has streamlined Vinovest's operations and reduced its dedicated headcount, integrating its administrative and support functions into the Company's existing platform. The Company continues to operate Vinovest and offer its products to investors, while maintaining a lean cost structure as it evaluates opportunities to align the business with the Company's broader investment offerings.

Operating Results

Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025

The following table summarizes the results of our operations for the three months ended September 30, 2026 (“Q3 2026”) as compared to the three months ended September 30, 2025 (“Q3 2025”) and includes Adjusted EBITDA. For discussion of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Non-U.S. GAAP Financial Measures” below.

	Three Months Ended September 30,
	2026	2025	$ Change

Revenues	$38,639,791	$22,600,802	$16,038,989

Cost of revenues	28,851,952	14,247,663	14,604,289

Gross profit	9,787,839	8,353,139	1,434,700

Operating expenses:
General and administrative	5,981,924	3,250,832	2,731,092
Sales and marketing	4,829,775	2,140,630	2,689,145
Research and development	1,545,616	1,074,138	471,478
Change in fair value of shares received for fees	702,432	737,061	(34,629)
Total operating expenses	13,059,747	7,202,661	5,857,086

Operating income (loss)	(3,271,908)	1,150,478	(4,422,386)

Other income (expense)
Other income (expense), net	138,440	40,431	98,009
Total other income (expense), net	138,440	40,431	98,009

Income (loss) before provision for income taxes	(3,133,468)	1,190,909	(4,324,377)

Provision for income taxes	2,514	29,850	(27,336)

Net income (loss)	(3,135,982)	1,161,059	(4,297,041)

Adjusted EBITDA	265,293	4,430,950	$(4,165,657)

Our revenues during the three months ended September 30, 2026 were $38,639,791 which represented an increase of $16,038,989 or 71%, from revenues in the same period in 2025. The table below represents the major components of our revenues during the three month periods ended September 30, 2026 and 2025:

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2026	2025	$ Change
Regulation Crowdfunding platform fees	$1,342,902	$2,104,571	$(761,669)
Regulation A commissions	362,002	653,056	(291,054)
StartEngine Premium	532,170	730,500	(198,330)
StartEngine Secure	305,134	308,930	(3,796)
StartEngine Private	31,160,395	17,176,974	13,983,421
Venture Club revenue	1,275,393	1,440,674	(165,281)
Vinovest	3,448,383	—	3,448,383
Other service revenue	213,412	186,097	27,315

Total revenues	$38,639,791	$22,600,802	$16,038,989

The increase in total revenues in the three months ended September 30, 2026 as compared to the same period in 2025 is primarily due to StartEngine Private, which generated $31,160,395 in revenue from the closing of 12 offerings during that period.  The increase reflects both a greater number of offering closings and higher investor demand compared to the prior-year period. Although StartEngine Private contributed significantly to revenue growth, its margins have decreased and it was already a lower-margin product relative to the Company’s other revenue streams. The gross margin on StartEngine Private offerings decreased to approximately 26% for the three months ended September 30, 2026, from approximately 32% for the same period in 2025. See “Cost of Revenue” below for further discussion.

For the three months ended September 30, 2026, compared to the same period in 2025, the Company observed the following revenue trends across its other product lines:

●	Decrease in Regulation Crowdfunding platform fees of $761,669: The decrease in Regulation Crowdfunding platform fees was primarily driven by lower raise totals for issuers within the period. In Q3 2026, the Company hosted fewer raises of successful issuers that had decreased demand from issuers compared to 2025. In addition, the Company had fewer live raises in Q3 2026 compared to Q3 2025, which decreased investment and revenue for the period.
●	Decrease in Regulation A commissions of $291,054: The decrease is due primarily to lower amounts raised in Regulation A offerings for its issuers. We believe Regulation A revenue is more sensitive to revenue variance based on the limited number of Regulation A raises hosted on the platform, and as such will experience a higher rate of variance based on the success of these issuers.
●	Decrease in StartEngine Premium revenue of $198,330: The decrease is due to a shift in payment strategy and fewer issuers utilizing the services.
●	Addition of Vinovest revenue of $3,448,383: The Company acquired Vinovest in March of 2026. Revenues attributable to Vinovest consist primarily of sales of fine wine and whiskey, as well as recurring fees charged to customers for storage, insurance and portfolio management services.

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, certain software subscription fees that are required to provide services to our issuers, for StartEngine Private acquisition costs related to underlying securities that it has sold to an SE Fund, and for Vinovest the costs of wine and whiskey that it sells to third parties. Specifically, cost of revenues for StartEngine Private were $23,058,786 and $11,685,617 for three months ended September 30, 2026 and 2025, respectively. Our total cost of revenues during the three months ended September 30, 2026 and 2025 was $28,851,952 and $14,247,663, respectively. The increase in cost of revenue was primarily attributable to the addition of Vinovest’s operations, including costs associated with wine and whiskey purchases, as well as increased revenue from StartEngine Private offerings, which generally carry lower profit margins. Margins on StartEngine Private offerings decreased compared to the prior-year period, primarily as a result of increased competition for investments in late-stage private companies and the sale of offerings in larger increments, which required lower pricing to remain competitive. As the Company continues to operate in this market, it expects to continue exploring ways to keep its StartEngine Private offerings competitive, which may continue to affect margins.

Operating Expenses

Our total operating expenses during the three months ended September 30, 2026 amounted to $13,059,747, which represented an increase of $5,857,086, or 81%, from the expenses in Q3 2025. The primary driver of the increase was additional headcount supporting StartEngine Private offerings and sales. Additionally, the increase in operating expenses is due to the following:

●	Increase in general and administrative expenses of $2,731,092: Primarily due to: (i) increased compensation for employees, (ii) an increase in software expenses related to the utilization of artificial intelligence applications for increased efficiency, (iii) an increase in legal costs related to potential expansion of the business and (iv) the inclusion of general and administrative expenses associated with Vinovest’s operations, which were not incurred during the comparable period in 2025.

●	Increase in sales and marketing expenses of $2,689,145: Primarily due to: (i) an increase in advertising expenses for the Company’s Regulation A offering that commenced in July 2026, which were expensed as the offering was subsequently terminated, (ii) increased headcount within the department, which led to higher compensation and accrual for 2026 performance bonuses, and (iii) increased market research and consulting costs with the goal of acquiring additional investors in 2026.
●	Increase in research and development expenses of $471,478: Primarily due to increased headcount within the department which led to higher compensation and accrual for 2026 performance bonuses.
●	Decrease in impairment in fair value of shares received for fees expense of $34,629: Primarily due to (i) less stock received as compensation by the Company and (ii) reduced share value from previous impairment reducing the write down calculation.

Other Expense (Income), net

Our other income, net during Q3 2026 amounted to $138,440, which represented cashback earned from our credit cards during the period as well as interest earned in the Company’s money-market accounts. During Q3 2025 our other income, net was $40,431.

Net Loss (Income)

The Company has a net loss of $3,135,982 for Q3 2026, a decrease of $4,297,041 compared to the net income of  $1,161,059 recognized during the three months ended September 30, 2025.

Adjusted EBITDA

Adjusted EBITDA totaled $265,293 for Q3 2026, a decrease of $4,165,657 compared to adjusted EBITDA of $4,430,950 in adjusted EBITDA during Q3 2025.

Nine months ended September 30, 2026 Compared with the nine months ended September 30, 2025

The following table summarizes the results of our operations for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 and includes Adjusted EBITDA. For discussion of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Non-U.S. GAAP Financial Measures” below.

	Nine Months Ended September 30,
	2026	2025	$ Change

Revenues	$107,921,525	$92,775,877	$15,145,648

Cost of revenues	79,298,700	62,111,782	17,186,918

Gross profit	28,622,825	30,664,095	(2,041,270)

Operating expenses:
General and administrative	15,211,456	9,957,121	5,254,335
Sales and marketing	12,216,486	8,892,754	3,323,732
Research and development	4,418,135	3,906,964	511,171
Change in fair value of warrants received for fees	—	—	—
Change in fair value of shares received for fees	1,308,861	1,792,692	(483,831)
Total operating expenses	33,154,938	24,549,531	8,605,407

Operating income (loss)	(4,532,113)	6,114,564	(10,646,677)

Other income (expense)
Other income (expense), net	1,344,693	119,207	1,225,486
Total other income (expense), net	1,344,693	119,207	1,225,486

Income (loss) before provision for income taxes	(3,187,420)	6,233,771	(9,421,191)

Provision for income taxes	356,192	77,360	278,832

Net income (loss)	(3,543,612)	6,156,411	(9,700,023)

Adjusted EBITDA	$7,377,293	$16,362,597	$(8,985,304)

Revenues

Our revenues during the nine months ended September 30, 2026 were $107,921,525 which represented an increase of $15,145,648 or 16%, from revenues in the same period in 2025. The following are the major components of our revenues during nine months ended September 30, 2026 and 2025:

	Nine Months Ended	Nine Months Ended
	Ended September 30,	Ended September 30,
	2026	2025	$ Change

Regulation Crowdfunding platform fees	$4,732,083	$6,274,866	$(1,542,783)
Regulation A commissions	1,285,413	2,903,462	(1,618,049)
StartEngine Premium	1,226,770	2,321,935	(1,095,165)
StartEngine Secure	933,092	966,013	(32,921)
StartEngine Private	87,511,810	75,902,512	11,609,298
Venture Club revenue	3,970,751	4,174,606	(203,855)
Vinovest	7,680,650	—	7,680,650
Other service revenue	580,956	232,483	348,473

Total revenues	$107,921,525	$92,775,877	$15,145,648

The increase in total revenues during the nine months ended September 30, 2026 as compared to the same period in 2025 is primarily due to the increase in StartEngine Private revenue of $11,609,298. This increase represents closings on 59 StartEngine Private offerings as compared to 55 closings in the same period in 2025. Although StartEngine Private continued to contribute to revenue growth, its margins have decreased and it was already a lower-margin product relative to the Company's other revenue streams, and the increase in revenue was accompanied by a corresponding increase in cost of revenues. The gross margin on StartEngine Private offerings decreased to approximately 27% for the nine months ended September 30, 2026, from approximately 31% for the same period in 2025. See "Cost of Revenue" below for further discussion.

For the nine months ended September 30, 2026, compared to the same period in 2025, the Company observed the following revenue trends across its other product lines:

●	Decrease in Regulation Crowdfunding platform fees of $1,542,783: The decrease in Regulation Crowdfunding platform fees was primarily driven by lower raise totals for issuers within the period. In 2026, the Company hosted fewer raises of successful issuers that had decreased demand from issuers compared to 2025. In addition, the Company had fewer live raises in 2026 compared to 2025, which decreased investment and revenue for the period.
●	Decrease in Regulation A commissions of $1,618,049: The decrease is due primarily to lower amounts raised in Regulation A offerings for its issuers. Regulation A revenue is more sensitive to revenue variance based on the limited number of Regulation A raises hosted on the platform, and as such will experience a higher rate of variance based on the success of these issuers.
●	Decrease in StartEngine Premium revenue of $1,095,165: The decrease is due to several factors, including shift in payment strategy and fewer issuers utilizing the services.
●	Addition of Vinovest revenue of $7,680,650: The Company acquired Vinovest in March of 2026, and its results have been included since the acquisition date.
●	Increase in other service revenue of $348,473: The increase is due to the addition of the StartEngine Gold service line which began in 2025 and posted $567,267 of revenue for the nine months ended September 30, 2026 compared to $140,000 of revenue as of September 30, 2025.

Cost of Revenues

Cost of revenues consists of internal employees, hosting fees, processing fees, certain software subscription fees that are required to provide services to our issuers, and for StartEngine Private acquisition costs related to underlying securities that it has sold to an SE Fund. Specifically, cost of revenues for StartEngine Private were  $63,733,561 and $52,498,604 for nine months ended September 30, 2026 and 2025, respectively. Our total cost of revenues during the nine months ended September 30, 2026 and 2025 was $79,298,700 and $62,111,782, respectively. The increase was primarily attributable to the addition of Vinovest’s operations, including costs associated with wine and whiskey purchases, as well as increased activity from StartEngine Private offerings, which generally carry lower profit margins. Margins on StartEngine Private offerings for the nine months ended September 30, 2026 were lower than in the nine months ended September 30, 2025, primarily due to market pressure, including increased competition and larger offering increments priced to remain competitive.

Operating Expenses

Our total operating expenses during nine months ended September 30, 2026 amounted to $33,154,938, which represented an increase of $8,605,407, or 35%, from the expenses in the same period in 2025. The primary driver of the increase was additional headcount supporting StartEngine Private offerings and sales. Additionally, the increase in operating expenses is due to the following:

●	Increase in general and administrative expenses of $5,254,335: Primarily due to: (i) an increase in compensation for employees related to the success of the Company in 2025, (ii) an increase in software related to artificial intelligence applications for increased efficiency, (iii) increased legal costs as the Company began exploring opportunity to increase the scope of some of our current offerings, and (iv) the addition of operating expenses related to the Vinovest business.
●	Increase in sales and marketing expenses of $3,323,732: Primarily driven by an increase in advertising expense, including advertising for the Company’s own Regulation A offering, which was subsequently terminated, and increased market research and consulting costs as the Company worked towards reaching more potential investors in 2026.
●	Increase in research and development expenses of $511,171: Primarily due to increased headcount within the department which led to higher compensation and accrual for 2026 performance bonuses.
●	Change in fair value of shares received for fees expense decreased $483,831: Primarily due to (i) less stock received as compensation by the Company and (ii) reduced share value from previous impairment reducing the write down calculation.

Other Expense (Income), net

Our other income, net during nine months ended September 30, 2026 amounted to $1,344,693, which represented a gain on sale from the Company’s owned portion of Private investments, cashback earned from our credit cards during the period as well as interest earned in the Company’s money-market accounts. During the same period in 2025 our other income, net was $119,207 which was also related to cashback earned.

Net Loss (Income)

The Company has a net loss of $3,543,612 for the nine months ended September 30, 2026, a decrease of $9,700,023 compared to net income of $6,156,411 recognized during the nine months ended September 30, 2025.

Adjusted EBITDA

Adjusted EBITDA totaled $7,377,293 for the nine months ended September 30, 2026, a decrease of $8,985,304 compared to adjusted EBITDA of $16,362,597 in Adjusted EBITDA during the nine months ended September 30, 2025.

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

Investments - Stock

In connection with negotiated platform fee agreements, the Company obtains shares of stock in its customers. Our accounting for investment in our customers’ stock depends on several factors, including the level of ownership, and power to control. We base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, and (iii) cost method accounting. As the stock received from customers have no readily determinable fair values and generally represent small amounts of ownership in our customers, the Company accounts for this stock received using the cost method, less adjustments for impairment in accordance with ASC 321-10-35-2. During the year ended December 31, 2025 and 2024, the Company received stock with a cost of $1,854,519 and $2,429,556, respectively, as payment for fees. During the nine months ended September 30, 2026 and 2025, the Company received stock with a cost of $543,639 and $1,577,486, respectively, as payment for fees. During the nine months ended September 30, 2026 and 2025, write down expense related to shares received amounted to $1,308,861 and $1,792,692, respectively. The basis for writing down this stock is to evaluate if the issuer has performed a raise on the Company’s platform within the last year. If the Company has, the stock value is updated to the current issuance price. If there has not been a raise, the Company writes down the value of the shares by 33%. This has been deemed reasonable as the shares of privately traded illiquid stocks are difficult to price, and the Company has determined through research that a markdown of this amount is reasonable due to assumed loss in value based on no new raises being hosted.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the estimated fair value of the award and recognized as expense over the requisite service period, which is generally the vesting period. The Company generally grants stock options with a four-year vesting schedule, consisting of a 12-month cliff under which 25% of the award vests upon the first anniversary of the grant date, and the remaining 75% vests ratably over the subsequent 36 months. The fair value of stock options is estimated using the Black-Scholes option pricing model, which requires the use of subjective assumptions, including expected volatility, expected term, risk-free interest rate, and expected dividend yield. These assumptions involve significant management judgment and may differ from actual results. The fair value of restricted stock units is based on the offering price in the Company’s Regulation A offering at the time of grant. Restricted stock units that vest upon a liquidity event are not expensed until the liquidity event is considered probable, which generally occurs when it takes place. The Company recognizes stock-based compensation expense for stock options on a straight-line basis over the service period and accounts for forfeitures as they occur.

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

Liquidity and Capital Resources

Statement of Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2026	2025	$ Change

Net cash provided by (used in) operating activities	$(6,037,675)	$14,088,427	$(20,126,102)
Net cash provided by investing activities	$3,322,393	$1,472,074	$1,850,319
Net cash provided by financing activities	$1,140,115	$4,899,806	$(3,759,691)

Cash used in operating activities for the nine months ended September 30, 2026 was $6,037,675 as compared to a cash provided by operating activities of $14,088,427 for the same period in 2025. This shift was driven by a change from net income to net loss from 2025 to  2026, an increase in accounts receivable for the period ended September 30, 2026 compared to 2025 due to larger open balances comparatively,  as well as an increase in StartEngine Private stock purchases compared to the same period in 2025 due to more purchases of inventory in 2026 compared to 2025.

Cash received by investing activities for the nine months ended September 30, 2026 was $3,322,393 and $1,472,074 in the same period in 2025. The increase was driven by the cash proceeds from the acquisition of Vinovest in March 2026 offset by the cash received for the sale of real estate in 2025 that was not replicated in 2026.

Cash provided by financing activities was $1,140,115 for the nine months ended September 30, 2026, as compared to cash provided by financing activities of $4,899,806 in the same period in 2025. This relates to our Regulation A raises during both these periods in which the raise in 2025 was active for longer than in 2026. Investor funds received in connection with the Company’s Regulation A offering that commenced in July 2026 were held in escrow and never released to the Company, and the offering was subsequently terminated.

Balance Sheet

The following table summarizes our assets and liabilities as of September 30, 2026 as compared as of December 31, 2025:

	September 30,	December 31,
	2026	2025

Assets
Current assets:
Cash	$26,812,094	$28,387,261
Marketable securities	189,521	1,856
Accounts receivable, net of allowance	2,903,024	1,108,093
Other current assets	1,627,342	929,326
Total current assets	31,531,981	30,426,536

Property and equipment, net	154,956	125,213
Investments - warrants	54,021	54,021
Investments - stock	8,377,775	9,142,997
Investments - Private	20,247,297	13,990,161
Investments - Collectibles	5,998,867	2,362,083
Due from related party	343,138	233,890
Intangible assets	24,546,308	15,035,049
Other assets	33,848	33,847
Total assets	$91,288,191	$71,403,797

Liabilities
Current liabilities:
Accounts payable	$1,346,294	$990,993
Due to related parties	—	—
Accrued liabilities	10,538,763	10,196,824
Deferred revenue	3,556,657	3,569,450
Total current liabilities	15,441,714	14,757,267

Total liabilities	$15,441,714	$14,757,267

The Company’s current assets increased by $1,105,445 from December 31, 2025 to September 30, 2026. The increase was primarily driven by an increase accounts receivable of $1,794,931 due to open invoices that were collected after the reporting date. Additionally, there was an increase in other current assets of $698,016 which includes assets such as prepaid expenses as well as reimbursable expenses such as advertising loans for issuers. These gains were offset by a decrease in cash of $1,575,167 due to the purchase of Private inventory for future issuances.

The Company’s long-term assets increased by $18,778,949 from December 31, 2025 to September 30, 2026. primarily due to acquisition of Vinovest, Inc. for $14 million in Q1 2026, including an intangible asset of $12,653,239 as well as the increase of StartEngine Private investments of $6,257,136 based on further purchases of inventory for sale in future issuances.

Current liabilities increased by $684,447, which is primarily due to the increase of accounts payable.

Liquidity and Capital Resources

We do not currently have any significant loans or available credit facilities. As of September 30, 2026, the Company’s current assets were $31,531,981. To date, our activities have been funded from our revenues, investments from our founders, the previous sale of Series Seed Preferred Shares, Series A Preferred Shares, Series T Preferred Shares, and our Common Stock in our Regulation A and Regulation CF offerings.

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

The following table reconciles net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net Income (Loss)	$(3,135,982)	$1,161,059	$(3,543,612)	$6,156,411
Interest Income	(99,591)	(32)	(185,173)	(10,037)
Income Taxes	2,514	29,850	356,192	77,360
Depreciation and Amortization	1,072,368	857,143	3,146,442	2,578,415
Stock Based Compensation	2,425,984	2,382,930	7,603,444	7,560,448
Adjusted EBITDA	$265,293	$4,430,950	$7,377,293	$16,362,597

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective as of September 30, 2026.

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

StartEngine was formed in 2014 and is still working on fine tuning its business plan to one that will enable it to consistently generate profits on an annual basis and to maintain profitability. Though we have been operating for over a decade, we are still evolving aspects of business model, including modifying our revenue models, adding additional products (e.g., StartEngine Secondary, StartEngine Private, and Vinovest), and modifying our current offerings in light of regulatory changes and/or interactions with regulators. Over the past few years, StartEngine Private has surpassed our previous products in terms of revenue generation and profitability and we may not be able to maintain that. We are currently reevaluating aspects of our revenue model, including how we generate revenue from StartEngine Private and our other products, and any changes we make may not be successful and could adversely affect our revenue and results of operations. For instance, we were not profitable over the past quarter.  Our current and proposed operations are subject to all the business risks associated businesses in industries that are developing and rapidly changing. These include likely fluctuations in operating results as the Company reacts to developments in its market, manages its growth, and develops new services as well as the entry of competitors into the market. Accordingly, the Company’s operating history may not be indicative of future prospects. We will only be able to pay dividends on any shares once our directors determine that we are financially able to do so. There is no assurance that we will be consistently profitable or generate sufficient annual revenues to pay dividends to the holders of our shares.

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

Our subsidiary, Vinovest, Inc. has facilitated the storage and ownership of nearly $100 million in fine wine and whiskey held in third-party bonded warehouses, licensed warehouses, and licensed distilleries in multiple jurisdictions. Further, StartEngine Private has securitized hundreds of millions of dollars in securities of other companies. These activities could subject us to allegations involving recordkeeping errors, unauthorized transfers, valuation disputes, cybersecurity incidents, fraud, compliance failures, or breaches of fiduciary, contractual, or other duties. In certain circumstances, we may be required to defend claims or incur costs even where we are not ultimately found liable. Any such claims, liabilities, investigations, or disputes could result in substantial legal expenses, reputational harm, operational disruption, regulatory penalties, or financial losses, which could materially adversely affect our business, financial condition, and results of operations.

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

Voting control is concentrated in the hands of a small number of stockholders. Our CEO and Chairman currently hold approximately 26% of our voting shares in aggregate, including shares of our Common Stock and (on an as-converted basis) shares of our Series T Preferred Stock, Series A Preferred Stock and Series Seed Preferred Stock; and two other shareholders, SE Agoura Investment LLC and The Lee Miller Trust UA 09/05/2020, own approximately 16% and 7%, respectively, of our voting shares in aggregate. None of SE Agoura Investments LLC, The Lee Miller Trust UA 09/05/2020 or their beneficial owners serve on our Board or are employees of our Company. The trust, held on behalf of Mr. Marks’ family, which he does not control or beneficially own, owns approximately 2%. Those five shareholders in aggregate control approximately 51% of our voting shares and approximately 52% of our preferred stock. Holders of our Common Stock are generally not be able to influence our policies or any other corporate matter, including the election of directors, changes to our Company’s governance documents, expanding the employee option pool, and any merger, consolidation, sale of all or substantially all of our assets, or other major action requiring stockholder approval. Some of the larger stockholders include, or have the right to designate, executive officers and directors of our Board. These few people and entities make all major decisions regarding the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

●	From January 1, 2026 through February 18, 2026, the Company sold and issued 3,726,152 shares of Common Stock for a total of $5,214,569, in addition another 931,538 shares of Common Stock were sold for a total of $1,303,836 by selling shareholders under Regulation A. No commissions were paid in connection with these issuances of securities.
●	On March 17, 2026, we acquired a company and issued a total of 8,750,000 shares of our common stock, valued at approximately $14 million based on our stock price in our most recent Regulation A offering of $1.60. 1,750,000 shares are held back for potential indemnification obligations and if not needed will be released to the sellers on the 12-month anniversary

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

Item 5. Other Information.

Insider trading arrangements and Rule 10b5-1 Trading Plans.

During the nine months ended September 30, 2026, none of the Company’s officers or directors have entered into a contract, established a plan, or issued instructions that provides for the purchase or sale of any equity securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

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

STARTENGINE INC.
(Registrant)
Date: October 29, 2026
	By:	/s/ Howard Marks
Howard Marks
Chief Executive Officer

Date: October 29, 2026
	By:	/s/ Hunter Strassman
Hunter Strassman
Chief Financial Officer and Principal Accounting Officer